Form 10-K
period 1997-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-09-02
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-KSB

  [x]     Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended December 31, 1997

  [ ]     Transition Report Pursuant to Section 13 or 15(d) of
  the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from January 1, 1994 to December
  31, 1997


  Commission file number 33-15596-D
  Knickerbocker Capital Corporation
  (Exact name of small business issuer in its charter)

  Colorado                           54-1059107
  - --------------------------------------------------------
  --
  (State or other jurisdiction of incorporation or
  organization)                            I.R.S. Employer
  Identification No.)

    45110 Club Drive, Suite B Indian Wells, California
              92210
  - --------------------------------------------------------
  --
             (Address of principal executive offices)
          (Zip Code)

  Registrant's telephone number, including area code: (760)
  360-1042

  Securities registered pursuant to Section 12(b) of the
  Act:  None

  Securities registered pursuant to Section 12(g) of the
  Act:  Common Stock, no par value

  Indicate  by check  mark  whether  the  registrant  (1)
  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
  (2) has been subject to such filing requirements for the
  past 90 days.
                                        YES        NO   X
  Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  State issuer's revenues for its most recent fiscal year: $-
  0-




  The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

  The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1997.:

  Common Stock, No Par Value -  261,200,000 shares
  - ---------------------------------------------------

  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

  Item 1.           Description of Business

  Background



  No significant business activity was conducted by the company during the fiscal years, 1997, 1996, 1995, and 1994. As a result, no income was realized by the company in any of the four years and there was no cash in bank at each year end. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

  The  executive  offices of the Company are located at 45110
  Club Drive, Suite B, Indian Wells, California 92210. Its telephone number is (760) 360-1042.


  Plan of Operation - General

  The  Company's  current  plans are to seek,  investigate
  and,  if such investigation   warrants,   acquire  an
  interest   in  one  or  more   business opportunities
  presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. The discussion of the proposed business under this caption and throughout this annual report is purposefully general and is not meant to be restrictive of the Company's unlimited discretion to search for and enter into potential business opportunities.

  The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

  Management  anticipates at the present time that it will
  only participate in one potential business  venture.   This
  lack  of  diversification   should  be  considered  a
  substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

  The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

  As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

  As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will not be a material factor on their decision to enter a specific transaction.



  The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

  The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

  The Company has, and will continue to have, following the completion of any offering, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of an identified business the opportunity at a significant lower cost than is required to conduct an initial public offering. The
  owners of the business   will,  however,  incur  significant
  post-merger or acquisition registration or filing costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur
  significant legal and  accounting   costs  in  connection
  with the acquisition of a business opportunity including the costs of preparing Forms 8-K, agreements and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

  The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

  Sources of Opportunities

  The  Company  anticipates  that  business  opportunities
  for possible acquisition will be referred by various sources, including its officers and directors,
  professional   advisers,   securities   broker-dealers,
  venture capitalists, members of the financial community, and others who may present. unsolicited proposals.

  The Company will seek a potential business opportunity from all known .sources, but will rely principally on personal contacts of its officers and .directors as well as indirect associations between them and other business and .professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

  The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time to the business affairs of the Company, until such time as an acquisition has been determined to be favorable, at which time, they expect to spend the necessary time to investigate and close any acquisition.






  Evaluation of Opportunities

  The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation.
  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

  It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to be a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

  The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

  Acquisition of Opportunities

  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

  It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a diluteve effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding of the surviving entity, which could result in significant dilution in the equity of such shareholders.

  As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

  The manner in which each company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

  With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company
  shareholders   would  acquire  in  exchange  for  their
  shareholdings  in the target company.  Depending upon,
  among other things, the target company's assets and liabilities, the Company's shareholders will in likelihood hold a lesser percentage ownership interest in the Company
  following any  merger  or  acquisition.   The  percentage
  ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's then shareholders.

  The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

  It  is  anticipated  that  the   investigation  of  specific
  business opportunities   and  the   negotiation,   drafting
  and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred The costs of the investigation and analysis of a potential acquisition will be funded by the Company's limited cash on hand or by advances from officers.

  Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.







  Competition

  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

  Regulation and Taxation

  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of
  development stage   enterprises.   The  Company  could  be
  expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

  The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

  Employees

  The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.


  Item 2.           Description of Property

  The Company shares a nominal amount of office space with an officer.


  Item 3.           Legal Proceedings

  The company is a party to no legal proceedings, nor are any property or shareholders subject to such.


  Item 4.           Submission of Matters to a Vote of
  Security Holders

  No matters were submitted during the transactional period of January 1, 1994 through December 31, 1997 to a vote of security holders, through solicitation of proxies or otherwise.


                   KNICKERBOCKER CAPITAL CORPORATION
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report
 .......................................................................
       F-2

Balances Sheets as of December 31, 1995 and 1994
 .................................    F-3

Statements of Operations for the Years Ended
 December 31, 1995 and 1994
 .....................................................................
F-4

Statements of Cash Flows for the Years Ended
 December 31, 1995 and 1994
 .....................................................................
F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 1995
 ........................................................................
       F-6

Notes to Financial Statements
 ......................................................................
       F-7 & F-8

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.
































The Board of Directors
Knickerbocker Capital Corporation
Indian Hills, California


                      INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation (a Development Stage Company), as of December 31, 1995 and December 31, 1994 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 352,045 since inception to December 31, 1995. The Company has no assets and has had no operation during the two years ended December 31, 1995. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 1995 and December 31, 1994, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.






Julius A. Otto
Monterey Park, California
February 2, 1998



                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET


                                                      December 31,
                                                    1995      1994
ASSETS:

Total Assets                                      $      -  $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                                     -         -

     Total Liabilities:                           $      -  $      -

Stockholders' Equity:

Common Stock, 500,000,000 shares authorized,
 $ .001 par value, 261,200,000 and 186,200,000
 shares issued and outstanding, respectively       261,200   186,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                                   -        -
Additional Paid-In Capital                          90,845   155,845
Accumulated Deficit                               (352,045) (342,045)

Total Stockholders' Deficit                              -         -

     Total Liabilities and
      Stockholders' Deficit                       $      -  $      -




























      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended

                                                    December 31,
                                               1995           1994
Operating Expenses:

 Services rendered by
  Board of Directors                                        $ 12,000
 Costs incurred in connection
  with continuing operations                 $ 10,000

Total Operating Expense                      $ 10,000       $ 12,000

Net (Loss) Income from Operations            ($10,000)      ($12,000)



Weighted average number of
 shares outstanding                          186,405,480    111,405,480

Net Loss per Share                           $      -       $      -


































      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    1995      1994
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                 ($10,000  ($12,000)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Common stock issued for services
 rendered or costs incurred at
 stated value                                       10,000    12,000
Net Cash Provided (Used) by
 Operating Activities                                    -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                     -         -
Cash and Cash Equivalents,
 End of Period                                    $      -  $      -

































The accompanying notes are an integral part of these financial statements.


                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                           Year Ended December 31

                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit      Totals

Balance
 12/31/93...............111,200,000    $    111,200   $218,845  ($ 330,045)   $      -

Shares
 issued December 31,
 1994 for services
 ofBoard of Directors... 75,000,000    $     75,000   ($63,000)               $ 12,000

Net (loss)..............                                        ($  12,000)     ($12,000)

Balance
 12/31/94.............. 186,200,000    $    186,200   $155,845  ($ 342,045)     $      -

Shares
 issued December 31, 1995
 for costs incurred by a
 related corporation...  75,000,000    $    75,000    ($65,000)                $ 10,000

Net (loss)............                                          ($  10,000)     ($10,000)

Balance
 12/31/95.............  261,200,000    $   286,200    $  90,845 ($ 352,045)     $      -











 The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1995 AND DECEMBER 31, 1994

NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the "Company") commenced operations with certain nominal operations on November 6, 1986 upon establishing a bank account and subsequently incorporating in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through merger of acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Public Stock Offering:

On April 7, 1988 the Company completed a public stock offering and raised $300,000. Stock offering costs were $38,430 and were offset against the proceeds.

Reverse acquisition and Subsequent Business Discontinuance:

On June 10, 1988, Knickerbocker Capital Corporation entered into and agreement to acquire a concrete formula and rights to produce and sell the product from Promotional Video Productions, Inc. (PVP), a Nevada corporation. PVP had been incorporated April 27, 1987 to acquire the aforementioned product and rights. As a result of the agreement, the Company issued common stock for 100% of the common stock of PVP. The transaction has been treated as a reverse acquisition in that PVP acquired the net assets of the Company. The Company issued 29,775,000 shares in connection with the reverse acquisition by PVP, the cost of acquisition and issuance of shares were offset against the precapitalization equity and resulted in a discount to the common stock. The concrete business was not a profitable business and was discontinued in 1990.

Fixed Assets:

Fixed assets were depreciated on a straight line basis commencing in the month the asset was purchased and placed in service. The fixed assets were sold at a loss in 1989 and the resulting charge was to operations and is included in accumulated deficit.

NOTE 3 - STOCKHOLDERS' DEFICIT AND REORGANIZATION:

Of the 500,000,000 shares of $.001 par value common stock authorized, 261,200,000 and 186,200,000 shares are issued and outstanding at December 31, 1995 and 1994, respectively. On April 24, 1987, 1,300,000 shares were issued to the founders of the Company for $15,000 cash. On April 7, 1988, the Company completed a public stock offering of 3,000,000 shares for $300,000. Offering costs of $38,430 were offset against the proceeds. On June 10, 1988, the Company issued 29,775,000 shares in connection with the reverse acquisition by Promotional Video Productions, Inc. In addition, 5,000,000 shares were issued to the developer of the formula.

As this was the equivalent of a recapitalization of PVP, the cost of acquisition and issuance of shares were offset against the precapitalization equity and resulted in a discount to the common stock.

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1995 AND DECEMBER 31, 1994

NOTE 3 - STOCKHOLDERS' DEFICIT AND REORGANIZATION (continued):

On April 30, 1993 after the reorganization of the Company, 77,000,000 shares valued at $7,700 were issued by the board of directors for services rendered. On September 18, 1993, 5,000,000 previously issued shares were rescinded due to contract non-compliance. Effective December 31, 1994 the Board of Directors authorized the issue of 75,000,000 shares for services rendered by the Board. The stated value of such services was $12,000. Effective December 31, 1995 the Board of Directors authorized the issue of 75,000,000 shares to a related company for certain costs incurred by the corporations. The stated value was $10,000. The offsetting charge for the discounted value of the shares was charged to addititonal paid-in capital.

With respect to preferred stock of the 50,000,000 shares of $.01 par value Preferred Stock authorized, no shares are issued and outstanding as of December 31, 1995 or December 31, 1994.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Certain officers, directors and a corporation controlled by the Board of Directors were issued shares of common stock for services rendered and costs incurred during each of the years in the two years ended December 31, 1995 (see Note 3).

NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS:

The Company has had no significant business activity since 1990. The Company has incurred significant losses since inception. The Company has a significant accumulated deficit and no assets. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Incidental costs to maintain the legal registration of the Company in the State of Colorado and with the Securities Exchange Commission have been paid or assumed by the current officers and directors.


                   KNICKERBOCKER CAPITAL CORPORATION
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report
 .......................................................................
       F-2

Balances Sheets as of December 31, 1997 and 1996
 .................................    F-3

Statements of Operations for the Years Ended
 December 31, 1997 and 1996
 .....................................................................
F-4

Statements of Cash Flows for the Years Ended
 December 31, 1997 and 1996
 .....................................................................
F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 1995
 ........................................................................
       F-6

Notes to Financial Statements
 ......................................................................
       F-7

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.
































The Board of Directors
Knickerbocker Capital Corporation
Indian Hills, California


                      INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation ( a Development Stage Company), as of December 31, 1997 and December 31, 1996 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $352,045 since inception to December 31, 1997. The Company has no assets and has had no operation during the two years ended December 31, 1997. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 1997 and December 31, 1996, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.






Julius A. Otto
Monterey Park, California
February 2, 1998

                     KNICKERBOCKER CAPITAL CORPORATION
                              BALANCE SHEETS


                                                     December 31,
                                                     1997      1996
ASSETS:

Total Assets                                      $      -  $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                                     -         -

     Total Liabilities:                           $      -  $      -

Stockholders' Equity:

Common Stock, 500,000,000 shares
 authorized, $ .001 par value,
 261,200,000 shares issued and
 outstanding                                       261,200   261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                                  -         -
Additional Paid-In Capital                          90,845    90,845
Accumulated Deficit                               (352,045) (352,045)

Total Stockholders' Deficit                              -         -

     Total Liabilities and
      Stockholders' Deficit                       $      -  $      -


























      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended


                                                    December 31,
                                               1997           1996
Operating Expenses:

Total Operating Expense                      $      -       $      -

Net (Loss) Income from Operations            $      -       $      -



Weighted average number of
 shares outstanding                          261,200,000    261,200,000

Net Loss per Share                           $      -       $      -





































      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Years Ended

                                                 December 31,
                                                1997      1996
Cash Flows From
 Operating Activities:                       $       - $       -
Net Profit (Loss)                                    -         -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities                                -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                 -         -
Cash and Cash Equivalents,
 End of Period                               $       - $       -




































      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Year Ended December 31



                                        Additional
                                         Paid-In  Accumulated
            Shares       Common Stock    Capital    Deficit        Totals

Balance
 12/31/95 261,200,000    $    261,200   $ 90,845  $(352,045)     $      -

Balance
 12/31/96 261,200,000    $    261,200   $ 90,845  $(352,045)     $      -

Balance
 12/31/97 261,200,000    $    261,200   $ 90,845  $(352,045)     $      -











































 The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1997 AND DECEMBER 31, 1996


NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the "Company") commenced operations with certain nominal operations on November 6, 1986 upon establishing a bank account and subsequently incorporating in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through merger or acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Public Stock Offering:

On April 7, 1988 the Company completed a public stock offering and raised $300,000. Stock offering costs were $38,430 and were offset against the proceeds.

Reverse acquisition and Subsequent Business Discontinuance:

On June 10, 1988, Knickerbocker Capital Corporation entered into and agreement to acquire a concrete formula and rights to produce and sell the product from Promotional Video Productions, Inc. (PVP), a Nevada corporation. PVP had been incorporated April 27, 1987 to acquire the aforementioned product and rights. As a result of the agreement, the Company issued common stock for 100% of the common stock of PVP. The transaction has been treated as a reverse acquisition in that PVP acquired the net assets of the Company. The Company issued 29,775,000 shares in connection with the reverse acquisition by PVP, the cost of acquisition and issuance of shares were offset against the precapitalization equity and resulted in a discount to the common stock. The concrete business was not a profitable business and was discontinued in 1990. There have been no significant operations since that date.

Fixed Assets:

Fixed assets were depreciated on a straight line basis commencing in the month the asset was purchased and placed in service. The fixed assets were sold at a loss in 1989, and the resulting charge was to operations and is included in accumulated deficit.

NOTE 3 - GOING CONCERN AND INCIDENTAL COSTS:

The Company has had no significant business activity. The Company incurred significant losses from operations until 1990 and certain other incidental costs and expenses in 1995 and 1994. The Company has a significant accumulated deficit and no assets. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Incidental costs to maintain the legal registration of the Company in the State of Colorado and with the Securities Exchange Commission have been paid or assumed by the current officers and directors.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


(a)      Market Information

The  Company's  Common  Stock has not traded on any market for several years.

(b)      Holders

As of December 31, 1997, there were approximately 120 holders of Company Common Stock.

(c)      Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6.Management's Discussions and Analysis or Plan of
Operations

         See Item 1.

Item 7.           Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

Independent Auditors' Report Balance Sheet at December 31, 1997 and 1997 Statement of Operations for the years ended December 31, 1997, 1996, 1995 and 1994. Statement of Stockholders' Equity (Deficit) Statement of Cash
Flows for the years ended December 31, 1997, 1996, 1995 and             1994
and the  Notes to Financial Statements

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant, on January 6, 1998 engaged Julius Otto, Certified Public Accountant as its new independent accountant.


                                                     PART III

Item 9.Directors, Executive Officers, Promoters and Control  Persons;
Compliance with Section 16(a) of the Exchange   Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is set forth below.


Name                                 Age                Position

Dempsey K. Mork                         55          President, Chief Financial
Officer and Director

Randall Baker                           53
Vice President, Secretary and Director

Robert Filiatreaux                      66
Vice President and Direct


Dempsey K. Mork, age 55, has been President and a Director since November 8, 1994. He has been Secretary/Treasurer of Development Bancorp, Ltd. since December 1992 and President and Director of Gaensel Gold Mines, Inc. since February 1996. He is president of Magellan Capital Corporation, a merger and acquisition firm.

Randall A. Baker. Mr. Baker is 53 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition firm.

Robert Filiatreaux. Mr. Filiatreaux is 66 years of age and has been engaged in international business for the past 27 years. He attended school in Wisconsin where he received his degree from the University of Wisconsin. During the Korean Conflict Mr Filiatreaux served a three year tour of duty in the US Air Force The majority of international business experience came from the airline industry where Mr. Filiatreaux worked for many years in various executive capacities in sales and marketing. Mr Filiatreuax has worked and traveled to over 55 countries and is currently an associate in the merger and acquisition firm of Magellan Capital Corporation of Indian Wells, California.

Conflicts of Interests

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention.

The Company has not established other policies or procedures for the resolution of current or potential conflicts of interests between the
Company, its officers and directors or affiliated  entities.   There can be
no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Officers and directors will be required to disclose to each company the liability of each potential acquisition. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights. Although officers and directors believe that future shareholders are implying consent to management's informal method of allocating opportunities, there can be no assurance that such belief will be supported by the Colorado, California, or any other court having jurisdiction..





The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of ownership, position as an officer or director, or otherwise.

Item 10.            Executive Compensation

No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business , which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.





Item 11.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, based on 261,200,000 shares outstanding. The addresses of each other and directors is in care of the Company. All persons have sole investment and voting power unless otherwise noted.


                               Percentage
Name of                   Number of           of Outstanding
Stockholder               Shares Owned        Common Stock

Dempsey K. Mork(1)        100,000,000         38.28%

Randy Baker(1)             25,000,000          0 .095%

Robert Filiatreaux(1)      25,000,000          0.095%

All officers and directors
as a group (3 persons)    150,000,000         57.42%



(1)      The address of this person is c/o of the Company.

Item 12.           Certain Relationships and Related Transactions

            Not Applicable.



                                     PART IV

Item 13.           Exhibits


    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)
        10.



                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 6, 1998



                                         By: /s/ Dempsey K. Mork
                                                 Dempsey K. Mork
                                                 President









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 6 1998.



By:       /s/ Dempsey K. Mork
President, Chief Financial Officer and Director
          Dempsey K. Mork(chief executive, financial and accounting officer)


By:       /s/ Randall Baker Secretary and Director
          Randall Baker


By:       /s/ Robert Filiatreaux Vice President and  Director
          Robert Filiatreaux