Form 10-K/A
period 1997-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-09-04
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-KSB/A

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

  Securities registered pursuant to Section 12(g) of the
  Act:  Common Stock, $ .001 par value

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

  Common Stock, $ .001 Par Value -  261,200,000 shares
  - ---------------------------------------------------

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