Form 10QSB/A
period 1998-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-10-16
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________to __________________

           Commission File Number 33-15596-D


                    Knickerbocker Capital Corporation
        (Exact Name of Registrant as specified in its Charter)



  Colorado                               54-1059107
  (State or other Jurisdiction of     I.R.S. Employer Identi-
  Incorporation or Organization       fication No.)

  45110 Club Drive, Suite B, Indian Wells, California
             92210
  (Address of Principal Executive Offices)
          (Zip Code)

  (760) 360-1042
  (Registrant's Telephone Number, including Area Code)




  Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                               Yes              No   X

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  261,200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at March 31, 1998

  No Exhibits included.


  General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

  The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or of results to be expected for a full year.


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
  OF OPERATIONS AND FINANCIAL CONDITION

  The Company has not commenced operations and has no working capital.















                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET
                                   March 31   December 31,
                                   1998       1997
ASSETS:

Total Assets                   $      -    $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                  -           -

      Total Liabilities:       $      -    $      -

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




                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the 3 Months ended
                                       March 31,
                                     1998          1997
Operating Expenses:

Total Operating Expense           $      -     $      -

Net (Loss) Income from Operations $      -     $      -



Weighted average number of
 shares outstanding            261,200,000   261,200,000

Net Loss per Share                $      -      $      -






































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the 3 Months Ended

                               March 31,
                            1998          1997
Cash Flows From
 Operating Activities:           $       -    $       -
Net Profit (Loss)                        -            -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities                    -            -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                     -            -
Cash and Cash Equivalents,
 End of Period                   $       -    $       -




































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995-1997
                                  and
                 For the Period Ending March 31 1998


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
  3/31/98    261,200,00   $    261,200 $ 90.845      $(352,045)  $      -










































KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1998


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


                     PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 3, 1998       By:   /s/ Dempsey K. Mork             ---
-------------------------------------------
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer











































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 3, 1998            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer