Form 10QSB/A
period 1998-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-10-16
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                               Yes              No   X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  261,200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at June 30, 1998

  No Exhibits included.


  General

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the three months and the six month ended June 30, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended
December 31, 1997, and Form 10-QSB for the period ending  March 31, 1998..

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















                         KNICKERBOCKER CAPITAL CORPORATION
                                   BALANCE SHEET
                                       June30        December 31,
                                    1998          1997
ASSETS:

Total Assets                $           -      $           -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                    -                  -

      Total Liabilities:    $           -      $           -

Stockholders' Equity:

Common Stock, 500,000,000 shares
 authorized, $ .001 par value,
 261,200,000 shares issued and
 outstanding                     261,200             261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                -                   -
Additional Paid-In Capital        90,845              90,845
Accumulated Deficit             (352,045)           (352,045)

Toal Stockholders' Deficit             -                   -

      Total Liabilities and
       Stockholders' Deficit   $       -          $        -







The accompanying notes are an integral part of these fincial statements.

                                 KNICKERBOCKER CAPITAL CORPORATION
                                      STATEMENTS OF OPERATIONS
                          For the 3 Months ended       And for 6 Months ended

                                     June 30,                   June 30,

                                1998          1997      1998           1997
Operating Expenses:

Total Operating Expense     $       -     $       -   $       -    $       -

Net (Loss) Income from Operations
                            $       -     $       -   $       -    $       -



Weighted average number of
 shares outstanding       261,200,000  261,200,000  261,200,000  261,200,00

Net Loss per Share          $       -     $       -   $       -    $       -























The accompanying notes are an integral part of these financial statements.



                             KNICKERBOCKER CAPITAL CORPORATION
                                  STATEMENTS OF CASH FLOWS
                            For the 3 Months Ended     For the 6 Months Ended

                                    March 31,                 June 30,
                                 1998      1997           1998       1997
Cash Flows From
 Operating Activities:       $       -  $      -       $      -    $      -
Net Profit (Loss)                    -         -              -           -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities                -         -              -           -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                 -         -              -           -
Cash and Cash Equivalents,
 End of Period              $        -  $      -    $         -  $        -
























The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995-1997
                                  and
                 For the Period Ending June 30, 1998


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
  3/31/98    261,200,000    $    261,200 $ 90.845     $(352,045)  $      -

Balance
 6/30/98     261,200,000    $    261,200 $ 90,845    $ (352,045) $       -
























KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June30, 1998


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

Reverse acquisition and Subsequent Business Discontinuance:

On June 10, 1988, Knickerbocker Capital Corporation entered into and agreement to acquire a concrete formula and rights to produce and sell the product from Promotional Video Productions, Inc. (PVP), a Nevada corporation. PVP had been incorporated April 27, 1987 to acquire the aforementioned product and rights. As a result of the agreement, the Company issued common stock for 100% of the common stock of PVP. The transaction has been treated as a reverse acquisition in that PVP acquired the net assets of the Company. The Company issued 29,775,000 shares in connection with the reverse acquisition by PVP, the cost of acquisition and issuance of shares were offset against the pre-capitalization equity and resulted in a discount to the common stock. The concrete business was not a profitable business and was discontinued in 1990. There have been no significant operations since that date.

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


Date:     September 10, 1998       By:   /s/ Dempsey K. Mork             ---
-------------------------------------------
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 10, 1998            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer