Form 10QSB
period 1998-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-11-09
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

  83-888 Avenue 51, Coachella  California
             92236
  (Address of Principal Executive Offices)
          (Zip Code)

  (760) 398-9700
  (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                               Yes              No   X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  261,200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at September 30, 1998

  No Exhibits included.


  General

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the nine months ended September 30, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 1997, and Forms 10-QSB for the period ending March 31, 1998, June 30, 1998.

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

                                      September 30        December 31,

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

                             KNICKERBOCKER CAPITAL CORPORATION
                                   STATEMENTS OF OPERATIONS
                           For the 3 months ended       And for 9 Months ended
                             September 30,                   September 30,
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



                               KNICKERBOCKER CAPITAL CORPORATION
                                    STATEMENTS OF CASH FLOWS
                              For the 3 Months Ended   For the 6 Months Ended
                                  September 30,                 September 30,
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

                           KNICKERBOCKER CAPITAL CORPORATION
                           STATEMENT OF STOCKHOLDERS' EQUITY
                        For the Years End December 31, 1995-1997
                                         and
                        For the Period Ending September 30, 1998


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
  3/31/98    261,200,000    $    261,200 $ 90.845     $(352,045)  $      -

Balance
 6/30/98     261,200,000    $    261,200 $ 90,845    $ (352,045) $       -

Balance
 9/30/98    261,200,00       $   261,200 $ 90,845     $ (352,045) $       -
























KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


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


Date:     November 6, 1998       By:   /s/ Dempsey K. Mork             ---
-------------------------------------------
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     November 6, 1998            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer