Form 10QSB/A
period 1998-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1998-11-09
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A


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

                               Yes    X          No

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



                               KNICKERBOCKER CAPITAL CORPORATION
                                    STATEMENTS OF CASH FLOWS
                              For the 3 Months Ended   For the 9 Months Ended
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


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000    $    261,200 $ 90,845     $(352,045)  $      -

Balance
 12/31/97    261,200,000    $    261,200 $ 90,845     $(352,045)  $      -

Balance
  3/31/98    261,200,000    $    261,200 $ 90.845     $(352,045)  $      -

Balance
 6/30/98     261,200,000    $    261,200 $ 90,845     $(352,045)  $      -

Balance
 9/30/98     261,200,000    $    261,200 $ 90,845     $(352,045)  $      -
























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