Form 10-K
period 1998-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 1999-04-01
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-KSB

  [x]     Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended December 31, 1998

  [ ]     Transition Report Pursuant to Section 13 or 15(d) of
  the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from January 1, 1998 to December
  31, 1998


  Commission file number 33-15596-D
  Knickerbocker Capital Corporation
  (Exact name of small business issuer in its charter)

  Colorado                           54-1059107
  - --------------------------------------------------------
  --
  (State or other jurisdiction of incorporation or
  organization)                            I.R.S. Employer
  Identification No.)

    83-888 Ave. 51 (Box 1130) Thermal, California
              92274
  - --------------------------------------------------------
  --
             (Address of principal executive offices)
          (Zip Code)

  Registrant's telephone number, including area code: (760)
  398-9700

  Securities registered pursuant to Section 12(b) of the
  Act:  None

  Securities registered pursuant to Section 12(g) of the
  Act:  Common Stock, no par value

  Indicate  by check  mark  whether  the  registrant  (1)
  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
  (2) has been subject to such filing requirements for the
  past 90 days.
                                        YES  X      NO
  Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  State issuer's revenues for its most recent fiscal year: $-
  0-




  The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

  The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1998.:

  Common Stock, No Par Value -  261,200,000 shares
  - ---------------------------------------------------

  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

  Item 1.           Description of Business

  Background



  No significant business activity was conducted by the company during the fiscal year 1998. As a result, no income was realized by the company in 1998 and there was no cash in bank at th end of 1998. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

  The executive offices of the Company are located at 83-888 Ave. 51 (Box 1130) Thermal, California 92274. Its telephone number is (760)
 398-9700.


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


  Item 4.           Submission of Matters to a Vote of
  Security Holders

  No matters were submitted during the transactional period of January 1, 1998 through December 31, 1998 to a vote of security holders, through solicitation of proxies or otherwise.


                   KNICKERBOCKER CAPITAL CORPORATION
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report
 .......................................................................
       F-2

Balances Sheets as of December 31, 1998
 .................................    F-3

Statements of Operations for the Year Ended
 December 31, 1998
 .....................................................................
F-4

Statements of Cash Flows for the Year Ended
 December 31, 1998
 .....................................................................
F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 1998
 ........................................................................
       F-6

Notes to Financial Statements
 ......................................................................
       F-7 & F-8

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.

The Board of Directors
Knickerbocker Capital Corporation
Indian Hills, California


                      INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation (a Development Stage Company), as of December 31, 1998 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 352,045 since inception to December 31, 1998. The Company has no assets and has had no operation during 1998. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 1998, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.






Julius A. Otto
Monterey Park, California
March 31, 1999

                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET


                                                      December 31,
                                                    1998      1997
ASSETS:

Total Assets                                      $      -  $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                                     -         -

     Total Liabilities:                           $      -  $      -

Stockholders' Equity:

Common Stock, 500,000,000 shares authorized,
 $ .001 par value, 261,200,000  shares issued
 and outstanding, respectively                     261,200   261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                                   -        -
Additional Paid-In Capital                          90,845    90,845
Accumulated Deficit                               (352,045) (352,045)

Total Stockholders' Deficit                              -         -

     Total Liabilities and
      Stockholders' Deficit                       $      -  $      -



























      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended

                                                    December 31,
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

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    1998      1997
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                 $     -  $      -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Common stock issued for services
 rendered or costs incurred at
 stated value                                           -         -
Net Cash Provided (Used) by
 Operating Activities                                   -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                    -         -
Cash and Cash Equivalents,
 End of Period                                   $      -  $      -






























The accompanying notes are an integral part of these financial statements.


                                 F-5

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                           Year Ended December 31

                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit      Totals


Balance
 12/31/97.............  261,200,000    $   286,200    $  90,845 ($ 352,045)     $      -

Balance
 12/31/98.............  261,200,000    $   286,200    $  90,845 ($ 352,845)     $      -









 The accompanying notes are an integral part of these financial statements.


                                 F-6

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

Reverse acquisition and Subsequent Business Discontinuance:

On June 10, 1988, Knickerbocker Capital Corporation entered into and agreement to acquire a concrete formula and rights to produce and sell the product from Promotional Video Productions, Inc. (PVP), a Nevada corporation. PVP had been incorporated April 27, 1987 to acquire the aforementioned product and rights. As a result of the agreement, the Company issued common stock for 100% of the common stock of PVP. The transaction has been treated as a reverse acquisition in that PVP acquired the net assets of the Company. The Company issued 29,775,000 shares in connection with the reverse acquisition by PVP, the cost of acquisition and issuance of shares were offset against the precapitalization equity and resulted in a discount to the common stock. The concrete business was not a profitable business and was discontinued in 1990. There have been no significant since that date.

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

                                 Part II

Item 5. Market for Registrant's Common Equity and Related stockholder matters.

(a)     Market Information

The company's common stock has not traded on any market for several years.

(b)    Holders

As of December 31, 1998, there were approximately 120 holders of Company Common Stock.

(c)      Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operations

        See Item 1.

Item 7. Financial Stements and Supplementary Data

        Financial Statements

        The following Financial statements are included herein:

Independent Auditor's report Balance Sheet at December 31, 1998 Statment of Operations for the year ended December 31, 1998 Statement of Stockholders Equity (Deficit) for the year ended December 31, 1998
Statement of Cash Flows for the year ended December 31, 1998 and the Notes to the Financial Statements.





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


Dated: March 31, 1999



                                         By: /s/ Dempsey K. Mork
                                                 Dempsey K. Mork
                                                 President









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.



By:       /s/ Dempsey K. Mork
President, Chief Financial Officer and Director
          Dempsey K. Mork(chief executive, financial and accounting officer)


By:       /s/ Randall Baker Secretary and Director
          Randall Baker


By:       /s/ Robert Filiatreaux Vice President and  Director
          Robert Filiatreaux