Form 10-Q
period 1999-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1999-08-13
CIK 818806

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

  No Exhibits included.


  General

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading.
 The condensed
financial statements for the three months and the six months ended June 30, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and
Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended
December 31, 1997, and Form 10-QSB for the period ending  March 31, 1998..

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















                                           KNICKERBOCKER CAPITAL CORPORATION
                                                             BALANCE SHEET
                                                                        June
30    December 31,
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