Form 10-Q/A
period 1999-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1999-08-13
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

  83-888 Ave. 51, Coachella, California
             92236
  (Address of Principal Executive Offices)
          (Zip Code)

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

                               Yes     X         No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  261,200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at June 30, 1999

  No Exhibits included.


  General

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.
Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and the six months ended June 30,1999 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and Form 10-QSB for the period ending March 31, 1999.

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















                               KNICKERBOCKER CAPITAL CORPORATION
                                        BALANCE SHEET
                                      June 30    December 31,
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

                         KNICKERBOCKER CAPITAL CORPORATION
                               STATEMENTS OF OPERATIONS
                         For the 3 Months ended       And for 6 Months ended
                         June 30,                     June 30,
                         1999          1998           1999           1998
Operating Expenses:

Total Operating Expense $       -  $      -          $        -   $        -

Net (Loss) Income from Operations
                        $       -   $     -          $        -   $        -



Weighted average number of
 shares outstanding   261,200,000  261,200,000      261,200,000    261,200,00

Net Loss per Share      $       -   $      -          $        -   $       -























The accompanying notes are an integral part of these financial statements.



                     KNICKERBOCKER CAPITAL CORPORATION
                          STATEMENTS OF CASH FLOWS
                             For the 3 Months Ended     For the 6 Months Ended

                             March 31,                  June 30,
                             1999      1998            1999        1998
Cash Flows From
 Operating Activities:      $     -     $     -     $      -    $      -
Net Profit (Loss)                 -           -            -           -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities              -          -            -            -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period               -          -            -            -
Cash and Cash Equivalents,
 End of Period              $      -    $     -     $      -    $       -
























The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995-1998
                                  and
                 For the Period Ending June 30, 1999


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/98    261,200,000    $    261,200 $ 90.845     $(352,045)  $      -

Balance
 3/31/99     261,200,000    $    261,200 $ 90,845    $ (352,045) $       -

Balance
 6/30/99     261,200,000    $    261,200 $ 90.845    $ (352,045) $      -






















KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999


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


Date:     August 12, 19998       By:   /s/ Dempsey K. Mork             ---
-------------------------------------------
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 12, 1998            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer