Form 10-Q/A
period 1999-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 1999-11-09
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

                               Yes     X         No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  261,200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at September 30, 1999

  No Exhibits included.


  General

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.
Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and the nine months ended September 30,1999 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and Form 10-QSB for the period ending March 31, 1999, June 30, 1999, and September 30, 1999.

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















                               KNICKERBOCKER CAPITAL CORPORATION
                                        BALANCE SHEET
                                     September 30    December 31,
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

                         KNICKERBOCKER CAPITAL CORPORATION
                               STATEMENTS OF OPERATIONS
                         For the 3 Months ended       And for 9 Months ended
                         September 30,                September 30,
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

                             September 30,             September 30,
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

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995-1998
                                  and
                 For the Period Ending September 30, 1999


                                  Additional
                                  Paid-In       Accumulated
         Shares    Common Stock   Capital       Deficit      Totals

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(352,045)  $      -

Balance
 12/31/98    261,200,000    $    261,200 $ 90.845     $(352,045)  $      -

Balance
 3/31/99     261,200,000    $    261,200 $ 90,845    $ (352,045) $       -

Balance
 6/30/99     261,200,000    $    261,200 $ 90.845    $ (352,045) $      -

Balance
 9/30/99     261,200,000    $    261,200 $ 90,845    $ (352,045) $      -




















KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1999


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


Date:     November 8, 1999       By:   /s/ Dempsey K. Mork

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


Date:     November 8, 1999            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Financial Officer