Form 10-K
period 1999-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2000-04-11
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-KSB

  [x]     Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended December 31, 1999

  [ ]     Transition Report Pursuant to Section 13 or 15(d) of
  the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from January 1, 1999 to December
  31, 1999


  Commission file number 33-15596-D
  Knickerbocker Capital Corporation
  (Exact name of small business issuer in its charter)

  Colorado                           54-1059107
  - --------------------------------------------------------
  --
  (State or other jurisdiction of incorporation or
  organization)                            I.R.S. Employer
  Identification No.)

    83-888 Ave. 51  Coachella, California       92236
  --------------------------------------------------------

  (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code: (760)
  398-9700

  Securities registered pursuant to Section 12(b) of the
  Act:  None

  Securities registered pursuant to Section 12(g) of the
  Act:  Common Stock, $.001 par value

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

  The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999.:

  Common Stock, No Par Value -  261,200,000 shares
  - ---------------------------------------------------

  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

  Item 1.           Description of Business

  Background



  No significant business activity was conducted by the company during the fiscal year 1999. As a result, no income was realized by the company in 1999 and there was no cash in bank at th end of 1999. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

  The executive offices of the Company are located at 83-888 Ave. 51 Coachella, California 92236. Its telephone number is (760)
  398-9700.


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


  Item 4.           Submission of Matters to a Vote of
  Security Holders

  No matters were submitted during the transactional period of January 1, 1999 through December 31, 1999 to a vote of security holders, through solicitation of proxies or otherwise.


                   KNICKERBOCKER CAPITAL CORPORATION
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report
 .......................................................................
       F-2

Balances Sheets as of December 31, 1999
 .................................    F-3

Statements of Operations for the Year Ended
 December 31, 1999
 .....................................................................
F-4

Statements of Cash Flows for the Year Ended
 December 31, 1999
 .....................................................................
F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 1999
 ........................................................................
       F-6

Notes to Financial Statements
 ......................................................................
       F-7 & F-8

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.

The Board of Directors
Knickerbocker Capital Corporation
Indian Hills, California


                      INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation (a Development Stage Company), as of December 31, 1999 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 352,045 since inception to December 31, 1999. The Company has no assets and has had no operation during 1999. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 1999, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.






/s/ David M. Winings
David M. Winings
Palm Desert, California
April 7, 2000

                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET


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

                                                    December 31,
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

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    1999      1998
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                 $     -  $      -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Common stock issued for services
 rendered or costs incurred at
 stated value                                           -         -
Net Cash Provided (Used) by
 Operating Activities                                   -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                    -         -
Cash and Cash Equivalents,
 End of Period                                   $      -  $      -






























The accompanying notes are an integral part of these financial statements.


                                 F-5

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     Year Ended December 31

                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit      Totals


Balance
 12/31/97.............  261,200,000    $   286,200    $  90,845 ($ 352,045)     $      -

Balance
 12/31/98.............  261,200,000    $   286,200    $  90,845 ($ 352,845)     $      -

Balance
 12/31/99-------------  261,200,000    $   286,200    $  90,845 ($ 352,845)







 The accompanying notes are an integral part of these financial statements.


                                 F-6

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1999 AND DECEMBER 31, 1998

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

(b)    Holders

As of December 31, 1999, there were approximately 120 holders of Company Common Stock.

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

        See Item 1.

Item 7. Financial Stements and Supplementary Data

        Financial Statements

        The following Financial statements are included herein:

Independent Auditor's report Balance Sheet at December 31, 1999 Statment of Operations for the year ended December 31, 1999 Statement of Stockholders Equity (Deficit) for the year ended December 31, 1999
Statement of Cash Flows for the year ended December 31, 1999 and the Notes to the Financial Statements.





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

Robert Filiatreaux. Mr. Filiatreaux is 66 years of age and has been engaged in international business for the past 27 years. He attended school in Wisconsin where he received his degree from the University of Wisconsin. During the Korean Conflict Mr Filiatreaux served a three year tour of duty in the US Air Force The majority of international business experience came from the airline industry where Mr. Filiatreaux worked for many years in various executive capacities in sales and marketing. Mr Filiatreuax has worked and traveled to over 55 countries and is currently an associate in the merger and acquisition firm of Magellan Capital Corporation of Coachella, California.

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


Dated: April 7, 2000



                                         By: /s/ Dempsey K. Mork
                                                 Dempsey K. Mork
                                                 President









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2000.



By:       /s/ Dempsey K. Mork
          President, Chief Financial Officer and Director
          Dempsey K. Mork(chief executive, financial and accounting officer)


By:       /s/ Randall Baker Secretary and Director
          Randall Baker


By:       /s/ Robert Filiatreaux Vice President and  Director
          Robert Filiatreaux