Form 10-K/A
period 1999-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2000-04-13
CIK 818806

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

  Common Stock, No Par Value - 261,200,000 shares ( After giving effect to a 1 for 10,000 shares reverse split on March 21, of 2000 the company now has 26,120 shares outstanding. )
  - ---------------------------------------------------

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 402,045 since inception to December 31, 1999. The Company has no assets and has had no operation during 1999. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 1999, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.






/s/ David M. Winings
David M. Winings
Palm Desert, California
April 12, 2000

                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET


                                                      December 31,
                                                    1999      1998
ASSETS:

Total Assets                                      $      -  $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:                                50,000    40,000

     Total Liabilities:                           $ 50,000  $ 40,000

Stockholders' Equity:

Common Stock, 500,000,000 shares authorized,
 $ .001 par value, 261,200,000  shares issued
 and outstanding, respectively
 see Note # 4                                      261,200   261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                                   -        -
Additional Paid-In Capital                          90,845    90,845
Accumulated Deficit                               (402,045) (392,045)

Total Stockholders' Deficit                              -         -

     Total Liabilities and
      Stockholders' Deficit                       $      -  $      -



























      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended

                                                    December 31,
                                               1999           1998

Operating Expenses:                          $ 10,000       $ 10,000

Total Operating Expense                      $ 10,000       $ 10,000

Net (Loss) Income from Operations           ($ 10,000)     ($ 10,000)



Weighted average number of
 shares outstanding
 See Note #4                              261,200,000    261,200,000

Net Loss per Share                           $      -       $      -































      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    1999      1998
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                ($10,000) ($10,000)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Increase in Accounts Payable                      $10,000   $10,000
Common stock issued for services
 rendered or costs incurred at
 stated value                                           -         -
Net Cash Provided (Used) by
 Operating Activities                                   -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                    -         -
Cash and Cash Equivalents,
 End of Period                                   $      -  $      -






























The accompanying notes are an integral part of these financial statements.


                                 F-5

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     Year Ended December 31

                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit      Totals


Balance
 12/31/97.............  261,200,000    $   286,200    $  90,845 ($ 382,045)     $      -

Balance
 12/31/98.............  261,200,000    $   286,200    $  90,845 ($ 392,845)     $      -

Balance
 12/31/99-------------  261,200,000    $   286,200    $  90,845 ($ 402,845)







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

Reverse acquisition and Subsequent Business Discontinuance:

On June 10, 1988, Knickerbocker Capital Corporation entered into an agreement to acquire a concrete formula and rights to produce and sell the product from Promotional Video Productions, Inc. (PVP), a Nevada corporation. PVP had been incorporated April 27, 1987 to acquire the aforementioned product and rights. As a result of the agreement, the Company issued common stock for 100% of the common stock of PVP. The transaction has been treated as a reverse acquisition in that PVP acquired the net assets of the Company. The Company issued 29,775,000 shares in connection with the reverse acquisition by PVP, the cost of acquisition and issuance of shares were offset against the precapitalization equity and resulted in a discount to the common stock. The concrete business was not a profitable business and was discontinued in 1990. There have been no significant since that date.



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


NOTE 4 - Subsequent Events

The company declared a 1 for 10,000 share reverse spit on March 14, 2000 effective March 21, 2000. After giving effect to this spit, there are 26,120 shares outstanding.

The December 31, 1999 Financial Statements have been revised to reflect the accruals of Director Fees for the amount $10,000 per year, retroactive to fiscal year 1995. The 1999 $10,000 accrual is classified as a current year expense, the prior four year accruals are classified as adjustments to the retained earnings account.

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


Name                                 Age                Position

Dempsey K. Mork                         58          President, Chief Financial
Officer and Director

Randall Baker                           56
Vice President, Secretary and Director

Robert Filiatreaux                      69
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