Form 10-Q
period 2000-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2000-11-07
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                               Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  26,120
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at September 30, 2000

  No Exhibits included.


  General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and the March 30, 2000 and June 30, 2000 10-QSB's.

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















                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET
                                   Sept 30    December 31,
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




                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                  For the 9 Months ended 9/30/2000 and 9/30/1999

                                     3 Months  3 Months 9 Months 9 Months
                                     9/30/00   9/30/99  9/30/00  9/30/00
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

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                For the 9 Months Ended September 30, 2000 and 1999


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

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995,6,7,8,9
                                  and
                 For the Period Ending September 30, 2000



                                  Accumulated
         Shares    Common Stock   Capital Stk        Pd in Cap   Deficit

Balance
12/31/94     261,200,000  $    261,200 $ 90.845      $(352,045)  $      -

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(362,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(372,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(382,045)  $      -

Balance
12/31/98    261,200,000   $    261,200 $ 90.845      $(392,045)   $     -

Balance
12/31/99    261,200,000   $    261,200 $ 90.845      $(402,045)   $     -

Balance
 3/31/00         26,120   $    261,200 $ 90.845      $(402,045)   $     -

Balance
 6/30/00         26,120   $    261,200 $ 90.845      $(402,045)   $     -

Balance
 9/30/00         26,120   $    261,200 $ 90.845      $(402,045)   $     -


KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2000


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


Date:     November 6, 2000                       By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       President and Chief
                                                       Financial Officer