Form 10-K
period 2000-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-03-02
CIK 818806

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549
                           FORM 10-KSB

  [x]     Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended December 31, 2000

  [ ]     Transition Report Pursuant to Section 13 or 15(d) of
  the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from January 1, 2000 to December
  31, 2000


  Commission file number 33-15596-D
  Knickerbocker Capital Corporation
  (Exact name of small business issuer in its charter)

  Colorado                           54-1059107
  ---------------------------------------------------------

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

  The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000.:

  Common Stock, No Par Value - 200,000 shares issued and outstanding ( After giving effect to a 1 for 10,000 shares reverse split on March 21, of 2000 and the issuance of 173,880 in April 2000 to officers and directors for services rendered.
  ----------------------------------------------------

  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

  Item 1.           Description of Business

  Background



  No significant business activity was conducted by the company during the fiscal year 2000. As a result, no income was realized by the company in 2000 and there was no cash in bank at the end of 2000. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

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

  It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a delutive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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


  Item 2.           Description of Property

  The Company shares a nominal amount of office space with an officer of the company.


  Item 3.           Legal Proceedings

  The company is not a party to any legal proceedings.



  Item 4.           Submission of Matters to a Vote of
  Security Holders

  No matters were submitted during the transactional period of January 1, 2000 through December 31, 2000 to a vote of security holders, through solicitation of proxies or otherwise.

                                 Part II

Item 5. Market for Registrant's Common Equity and Related stockholder matters.

(a)     Market Information

The company's common stock has not traded on any market for several years.

(b)    Holders

As of December 31, 2000, there were approximately 120 holders of Company Common Stock.

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

        See Item 1.

Item 7. Financial Statements and Supplementary Data

        Financial Statements

        The following Financial statements are included herein:

Independent Auditor's report Balance Sheet at December 31, 2000 Statement of Operations for the year ended December 31, 2000 Statement of Stockholders Equity (Deficit) for the year ended December 31, 2000
Statement of Cash Flows for the year ended December 31, 2000 and the Notes to the Financial Statements.








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


Name                                 Age                Position

Dempsey K. Mork                         59          President, Chief Financial
Officer and Director

Randall Baker                           57
Vice President, Secretary and Director



Dempsey K. Mork, age 59, has been President and a Director since November 8, 1994. He has been Secretary/Treasurer of Animal Cloning Sciences, Inc. since December 1992 and President and Director of , Apex Capital Group, Inc., Asian Financial, Inc., Magellan Capital Corporation, Northstar Ventures Inc., Orion U.S.A., Silver Bow Antique Aviation, Southwest Holdings and Development, Inc., Stonebridge Investment, Inc. and Woodstock Tree Farms, Inc.

Randall A. Baker. Mr. Baker is 57 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition firm.






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





Item 11.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, based on 200,000 shares outstanding. The addresses of each other and directors is in care of the Company. All persons have sole investment and voting power unless otherwise noted.



                               Percentage
Name of                   Number of           of Outstanding
Stockholder               Shares Owned        Common Stock


Dempsey K. Mork(1)        173,893         86.94%

Randall A Baker(1)          7,500          3.75%



All officers and directors
as a group (2 persons)    181,393         90.69%

(1)      The addresses of these persons are in c/o of the Company.



Item 12.           Certain Relationships and Related Transactions

            Not Applicable.






















                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned therunto duly authorized.


Dated February 22, 2000


By:    /s/ Dempsey K. Mork
       Dempsey K. Mork
       President and Chief Financial Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this repiort has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2001.

By:    /s/ Dempsey K. Mork
       Dempsey K. Mork
       President and Chief Financial Officer




















                   KNICKERBOCKER CAPITAL CORPORATION
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report
 .......................................................................
       F-2

Balances Sheets as of December 31, 2000
 .................................    F-3

Statements of Operations for the Year Ended
 December 31, 2000
 .....................................................................
F-4

Statements of Cash Flows for the Year Ended
 December 31, 2000
 .....................................................................
F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 2000
 ........................................................................
       F-6

Notes to Financial Statements
 ......................................................................
       F-7 & F-8

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.






                                 F-1




David Winings
Palm Desert, CA 92211





The Board of Directors
Knickerbocker Capital Corporation
Coachella, California


                      INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation (a Development Stage Company), as of December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $ 412,045 since inception to December 31, 2000. The Company has no assets and has had no operation during 2000. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 2000, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.





/s/ David M. Winings
David M. Winings
Palm Desert, California
February 22, 2001                                F-2







                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET


                                                      December 31,
                                                    2000      1999
ASSETS:

Total Assets                                    $      -    $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities: (Note 4)                     50,000      50,000

     Total Liabilities:                         $ 50,000    $ 50,000

Stockholders' Equity:

Common Stock, 500,000,000 shares authorized,
 $ .001 par value, 200,000 and 261,200,000
shares issued and outstanding, respectively
(see page 2 of filing for comment on
common stock)                                  $271,200     $261,200

Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                               -            -
Additional Paid-In Capital                       90,845       90,845
Accumulated Deficit                            (412,045)    (402,045)

Total Stockholders' Deficit                    ($50,000)    ($50,000)

     Total Liabilities and
      Stockholders' Deficit                    $      -     $      -







      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended

                                                    December 31,
                                               2000           1999

Operating Expenses:                          $ 10,000       $ 10,000

Total Operating Expense                      $ 10,000       $ 10,000

Net (Loss) Income from Operations           ($ 10,000)     ($ 10,000)



Weighted average number of
 shares outstanding
 See Note #4                                  200,000    261,200,000

Net Loss per Share                            $ (0.05)      $    Nil




















      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    2999      1999
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                ($10,000) ($10,000)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Increase in Accounts Payable                           -0-  $10,000
Common stock issued for services
 rendered or costs incurred at
 stated value                                      10,000         _
Net Cash Provided (Used) by
 Operating Activities                                   -         -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                    -         -
Cash and Cash Equivalents,
 End of Period                                   $      -  $      -
















The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     Year Ended December 31


                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit
Totals




Balance
 12/31/97.............  261,200,000    $   286,200    $  90,845 ($ 382,045)
 $      -

Balance
 12/31/98.............  261,200,000    $   286,200    $  90,845 ($ 392,845)
 $      -

Balance
 12/31/99-------------  261,200,000    $   286,200    $  90,845 ($ 402,845)

Balance
 3/31/00                     26,120    $   286,200    $  90,845 ($ 412,845)

Balance
 12/31/00                   200,000    $   286,200    $  90,845 ($ 402,845)











 The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2000 AND DECEMBER 31, 1999

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


NOTE 4 -The Company has issued a $10,000 negotiable note to its board chairman for each of the past five years (1995-1999) for services rendered. The notes are negotiable and are convertible into common stock of the company at a rate of $.05 per share, at the option of the holder.