Form 10-K/A
period 2000-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-05-15
CIK 818806

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

  Common Stock, No Par Value - 200,000 shares issued and outstanding ( After giving effect to a 1 for 10,000 shares reverse split on
  March 21, of 2000 and the issuance of 173,880 in April 15, 2000 to officers and directors for services rendered.
  ----------------------------------------------------

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

  It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a diluted effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding of the surviving entity, which could result in significant dilution in the equity of such shareholders.






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

Randall A. Baker. Mr. Baker is 57 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition firm.






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


Dated February 22, 2000


By:    /s/ Dempsey K. Mork
       Dempsey K. Mork
       Chief Executive Officer and
       Director




Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2001.

By:    /s/ Dempsey K. Mork
       Dempsey K. Mork
       Chief Executive Officer and
       Director





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

Stockholders' Equity:

Common Stock, 500,000,000 shares authorized,
 $ .001 par value, 200,000 and 261,200,000
shares issued and outstanding, respectively
(see page 2 of filing for comment on
common stock)                                  $261,374     $261,200

Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding                               -            -
Additional Paid-In Capital                       90,845       90,845
Accumulated Deficit                            (402,219)    (402,045)

Total Stockholders' Deficit                    ($50,000)    ($50,000)

     Total Liabilities and
      Stockholders' Deficit                    $      -     $      -
















      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the Year Ended

                                                    December 31,
                                               2000           1999

Operating Expenses/Services Rendered         $    174       $ 10,000

Total Operating Expense                      $    174       $ 10,000

Net (Loss) Income from Operations           ($    174)     ($ 10,000)



Weighted average number of
 shares outstanding
 See Note #4                                  200,000    261,200,000

Net Loss per Share                            $   Nil       $    Nil































      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the Year Ended


                                                     December 31,
                                                    2999      1999
Cash Flows From
 Operating Activities:
Net Profit (Loss)                                ($   174) ($10,000)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Increase in Accounts Payable                           -0-  $10,000
Common stock issued for services
 rendered or costs incurred at
 stated value                                         174        -0-
Net Cash Provided (Used) by
 Operating Activities                                  -0-       -0-

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                                   -0-       -0-
Cash and Cash Equivalents,
 End of Period                                   $     -0-  $    -0-

























The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     Year Ended December 31


                                                       Additional
                                                        Paid-In  Accumulated
                           Shares       Common Stock    Capital    Deficit
Totals




Balance
 12/31/97.............  261,200,000    $   261,200    $  90,845 ($ 382,045)
 $      -

Balance
 12/31/98.............  261,200,000    $   261,200    $  90,845 ($ 392,045)
 $      -

Balance
 12/31/99-------------  261,200,000    $   261,200    $  90,845 ($ 402,045)

 3/21/00
 1 for 10,000 reverse split
                             26,120    $   261,200    $  90,845 ($ 402,045)

Balance
 3/31/00                     26,120    $   261,200    $  90,845 ($ 402,045)

4/15/2000
 Issuance of shares to
 Officers and directors
 For services rendered      173,880            174           -0- (     174)


Balance
 6/30/00                    200,000    $   261,374    $  90,845 ($ 402,219)

Balance
 12/31/00                   200,000    $   261,374    $  90,845 ($ 402,219)













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