Form 10-Q
period 2001-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-05-31
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

                               Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  200,000
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at March 31, 2001

  No Exhibits included.


  General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

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























                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET
                                   March 31   December 31,
                                   2001       2000
ASSETS:

Total Assets                   $      -    $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:             50,000      50,000

      Total Liabilities:       $ 50,000   $  50,000
Stockholders' Equity:

Common Stock, 500,000,000 shares
 authorized, $ .001 par value,
 200,000 shares issued and
 outstanding                   261,374     261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding              -           -
Additional Paid-In Capital      90,845      90,845
Accumulated (Deficit)         (402,219)   (402,845)

Total Stockholders'(Deficit)  ( 50,000)   ( 50,000)

      Total Liabilities and
       Stockholders' Deficit  $      -    $      -























The accompanying notes are an integral part of these financial statements.

                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                            For the 3 Months ended
                                       March 31,
                                     2001          2000
Operating Expenses                      -0-          -0-

Total Operating Expense           $     -0-    $      -

Net (Loss) Income from Operations $     -0-    $      -



Weighted average number of
 shares outstanding                200,000        26,120

Net Loss per Share                $      -      $      -






































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                            For the 3 Months Ended

                               March 31,
                                      2001          2000
Cash Flows From
 Operating Activities:           $       -    $       -
Net Profit (Loss)                        -            -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities                    -            -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period                     -            -
Cash and Cash Equivalents,
 End of Period                   $       -    $       -



































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995,6,7,8,9,2000,2001

                                  and
                 For the Period Ending March 31 2000



                                  Accumulated
               Shares      Common Stock Pd in Cap     (Deficit)
Balance
 12/31/97    261,200,000  $ 261,200     $ 90,845      $(382,045)

Balance
12/31/98     261,200,000  $ 261,200     $ 90,845      $(392,045)

Balance
12/31/99     261,200,000  $ 261,200     $ 90,845      $(402,045)

3/21/00
10,00 for 1
Reverse Split    26,120   $ 261,200     $ 90,845      $(402,045)

Balance
3/31/00          26,120   $ 261,200     $ 90,845      $(402,045)

4/15/00
Issue shares to
Off/Dir for
Serv rendered  173,880    $     174           -0-      (    174)

Balance
6/30/00        200,000    $ 261,374     $ 90,845      $(402,219)

Balance
 12/31/00      200,000    $ 261,374     $ 90,845      $(402,219)

Balance
 3/31/01       200,000    $ 261,374     $ 90,845      $(402,219)


















KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001


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


Date:     May 10, 2001                           By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       President and Chief
                                                       Executive Officer











































                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 10, 2000            By:
                                       Dempsey K. Mork
                                       President and Chief
                                       Excecutive Officer