Form 10QSB
period 2001-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-08-27
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

                               Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $.001 par value                  26,120
  ----------------------------------------------------------
  Title of Class Number of Shares outstanding at June 30, 2001

  No Exhibits included.


  General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and the March 31, 2001.

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






















                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET
                                   June 30    December 31,
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



                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                  For the 6 Months ended 6/30/2001 and 6/30/2000

                                     3 Months  3 Months 6 Months 6 Months
                                     6/30/01   6/30/00  6/30/01  6/30/00
Operating Expenses:

Total Operating Expense           $      -   $      -  $      - $     -

Net (Loss) Income from Operations $      -   $      -  $      - $     -



Weighted average number of
 shares outstanding                 26,120    261,200   261,374 261,200

Net Loss per Share                $      -   $      -  $      - $     -




































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                For the 6 Months Ended June 30, 2001 and 2000


                                2001    2000    2001    2000
Cash Flows From
 Operating Activities:       $     -  $    -  $    -  $    -
Net Profit (Loss)                  -       -       -       -
Adjustments to Reconcile
 Net Loss to Net Cash Used
 for Operations:
Net Cash Provide (Used) by
 Operating Activities              -       -       -       -

Increase (Decrease) in Cash
Cash and Cash Equivalents,
 Beginning of Period               -       -       -       -
Cash and Cash Equivalents,
 End of Period             $       -  $    -  $    -  $    -



































The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995,6,7,8,9,2000
                                  and
                 For the Period Ending June 30, 2001



                                  Accumulated
         Shares    Common Stock   Capital Stk        Pd in Cap   Deficit

Balance
12/31/94     261,200,000  $    261,200 $ 90.845      $(352,045)  $      -

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(362,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(372,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(382,045)  $      -

Balance
12/31/98    261,200,000   $    261,200 $ 90.845      $(392,045)   $     -

Balance
12/31/99    261,200,000   $    261,200 $ 90.845      $(402,045)   $     -

3/21/00
10,000 for 1
Reverse Split    26,120   $   261,200  $ 90.845      $(402,045)   $     -

4/15/00
Issue shares to
Off/Dir for
Serv rendered   173,880   $        174       -0-     $ (   174)   $     -

Balance
12/31/00        200,000   $    261,374 $ 90.845      $(402,219)   $     -

Balance
 3/31/01        200,000   $    261,374 $ 90.845      $(402,219)   $     -

Balance
 6/30/01        200,000   $    261,374 $ 90.845      $(402,219)   $     -









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


Date:     August 24, 2001                           By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       President and Chief
                                                       Financial Officer