Form 10QSB/A
period 2001-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-08-27
CIK 818806

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

Stockholders' Equity:

Common Stock, 500,000,000 shares
 authorized, $ .001 par value,
 26,120 shares issued and
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



                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                  For the 6 Months ended 6/30/2001 and 6/30/2000

                                     3 Months  3 Months 6 Months 6 Months
                                     6/30/01   6/30/00  6/30/01  6/30/00
Operating Expenses:

Total Operating Expense           $      -   $      -  $      - $     -

Net (Loss) Income from Operations $      -   $      -  $      - $     -



Weighted average number of
 shares outstanding                200,000    200,000   200,000 200,000

Net Loss per Share                $      -   $      -  $      - $     -




































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

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995,6,7,8,9,2000
                                  and
                 For the Period Ending June 30, 2001




             Shs Com. Stk. Capital Stk  Pd in Cap     Deficit

Balance
12/31/94     261,200,000  $    261,200 $ 90.845      $(352,045)

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(362,045)

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(372,045)

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(382,045)

Balance
12/31/98    261,200,000   $    261,200 $ 90.845      $(392,045)

Balance
12/31/99    261,200,000   $    261,200 $ 90.845      $(402,045)

3/21/00
10,000 for 1
Reverse Split    26,120   $   261,200  $ 90.845      $(402,045)

4/15/00
Issue shares to
Off/Dir for
Serv rendered   173,880   $        174       -0-     $ (   174)

Balance
12/31/00        200,000   $    261,374 $ 90.845      $(402,219)

Balance
 3/31/01        200,000   $    261,374 $ 90.845      $(402,219)
Balance
 6/30/01        200,000   $    261,374 $ 90.845      $(402,219)









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