Form 10QSB
period 2001-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2001-11-27
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

  Title of Class Number of Shares outstanding at September 30, 2001

  No Exhibits included.


  General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and the March 31, 2001 and June 30, 2001 10-QSB's.

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























                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET
                                   Sept 30    December 31,
                                   2001       2000
ASSETS:

Total Assets                   $      -    $      -



LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:             50,000      50,000

      Total Liabilities:       $ 50,000    $ 50,000

Stockholders' Equity:

Common Stock, 500,000,000 shares
 authorized, $ .001 par value,
 200,000 shares issued and
 outstanding  @ 9/30/01 &12/31/00
                               261,200      261,200
Preferred stock, 50,000,000 shares
 authorized, $ .01 par value, no shares
 issued and outstanding              -           -
Additional Paid-In Capital      90,845      90,845
Accumulated Deficit           (402,219)   (402,219)

Total Stockholders' Deficit          -           -

      Total Liabilities and
       Stockholders' Deficit  $      -    $      -























The accompanying notes are an integral part of these financial statements.

                        KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS
                  For the 9 Months ended 9/30/2001 and 9/30/2000

                                     3 Months  3 Months 9 Months 9 Months
                                     9/30/01   9/30/00  9/30/01  9/30/00
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

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                For the 9 Months Ended September 30, 2001 and 2000


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

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years End December 31, 1995,6,7,8,9, 2000
                                  and
                 For the Period Ending September 30, 2001



                                  Accumulated
         Shares    Common Stock   Capital Stk        Pd in Cap   Deficit

Balance
12/31/94     261,200,000  $    261,200 $ 90.845      $(352,045)  $      -

Balance
 12/31/95    261,200,000  $    261,200 $ 90,845      $(362,045)  $      -

Balance
 12/31/96    261,200,000  $    261,200 $ 90,845      $(372,045)  $      -

Balance
 12/31/97    261,200,000  $    261,200 $ 90,845      $(382,045)  $      -

Balance
12/31/98    261,200,000   $    261,200 $ 90,845      $(392,045)   $     -

Balance
12/31/99    261,200,000   $    261,200 $ 90,845      $(402,045)   $     -

Balance
 3/21/00
10,000 for 1
Reverse Split    26,120   $    261,200 $ 90,845      $(402,045)   $     -


4/15/00
Issue Shares to
Off/Dir for
Serv Rendered  173,880    $        174       -0-     $  (  174)

Balance
12/31/00       200,000    $    261,374 $ 90,845      $(402,219)   $     -

Balance
 3/30/01       200,000    $    261,374 $ 90,845      $(402,219)   $     -

Balance
 6/30/01       200,000    $    261,374 $ 90,865      $(402,219)

Balance
 9/30/01       200,000    $    261,374 $ 90,865      $(402,219)


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


Date:     November 15, 2001                       By:   /s/ Dempsey K. Mork
                                                 ---------------------------
                                                       Dempsey K. Mork
                                                       President and Chief
                                                       Financial Officer

2

9