Form 10KSB
period 2001-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-02-05
CIK 818806

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-KSB

                        Asian Financial, Inc.

                           -----------------------

       (Name of Small Business Issuer as specified in its charter)

           NEVADA                 000-227129         91-1922225

           ------                 -------            ----------

(State or other jurisdiction of   SEC File        (I.R.S. incorporation or

        organization)             Number           Employer I.D. No.)

                             83-888 Ave. 51

                          Coachella, CA 92236

                      ---------------------------

               (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (760) 398-9700

 Securities registered pursuant to Section 12(b) of the Exchange  Act:

                         None

 Securities registered pursuant to Section 12(g) of the Exchange  Act:

                 $0.001 par value common stock

                 -----------------------------

                        Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange

Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes        No     X

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting stock held by non affiliates of the registrant was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2001:

Common Stock, $0.001 par value - 1,500,000

                                  PART I

Item 1.  Description of Business.

---------------------------------

Business Development.

----------------------

    Asian Financial, Inc. (the "Company") was organized under the laws of the State of Nevada on August 10, 1998.  The Company was incorporated to engage in any lawful activity.

     The Company's articles initially authorized the company, to issue a total of 100,000,000 shares of common stock, and 1,000,000 preferred, all  with par value of $0.001.

Item 2. Description of property

The company's headquarters in Coachella CA is furnished by the Company's

President.

Item 3. Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders.

None

Part II

Item 5 Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company has not engaged in any material operations or had any revenues from operations during the past fiscal year.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Item 6. Results of Operations

     The Company has had no material operations since inception. Losses for the four years (1998-2001) $30,603.

Liquidity.

- ---------

     The Company had no liquidity during the fiscal years ended December 31,

2001, 2000, 1999 and 1998.  Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities.  If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.

Item 7.  Security Ownership of Certain Beneficial Owners and Management.

------------------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:

                             Number of Shares         Percentage

Name and Address             Beneficially Owned       of Class

-----------------            ------------------       --------

Dempsey K. Mork

Magellan Capital Corp.      225,000                   15.%

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork

Magellan Capital Corp.      450,000                   30.%

Pension Plan and Trust

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork

Magellan Capital Corp.

Profit Sharing Plan and Tr 450,000                   30.%

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork             75,000                    5.%

50-855 Washington Street PMB 244

La Quinta, CA 92253

Randall A. Baker            30,750                    2.05%

P.O. Box 1025

Morongo Valley, CA 92256

Norbert L. LeBoeuf          28,500                    1.90%

P.O. Box 3171

Palm Springs, CA 92262

Item 8. Security Ownership of Management.

----------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares

                         Beneficially Owned      Percentage of

Name and Address          as of 12/31/01          of Class

- ----------------         ------------------      -------------

Dempsey K. Mork           1,200,000                   80.%

50-855 Washington Street PMB 244

La Quinta, CA 92253

Randall A. Baker             30,750                    2.05%

P.O. Box 1025

Morongo Valley, CA 92256

Norbert L. Le Boeuf          28,500                    1.90%

P.O. Box 3171

Palm Springs, CA 92262

     Totals:              1,259,750                   83.95%

     See the caption "Directors, Executive Officers, Promoters and Control

Persons," below, Part I, Item 5, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.

-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

- -------- -------------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company.  These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year)

or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                  Date of         Date of

                    Positions    Election or     Termination

Name                  Held       Designation   or Resignation

- ----                  ----       -----------   --------------

Dempsey K. Mork    Director and       8/10/98

                   President

Randall A. Baker   Secretary          8/10/98

Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Nicole Industries, Inc. since its formation.  Mr. Mork is a officer and director in the following corporations.  Magellan Capital Corporation,

Animal Cloning Sciences, Inc.,   Knickerbocker Capital Corporation,

Apex Capital Group, Inc.,   Northstar Ventures, Inc., Orion U.S.A. Inc.,

Silver Bow Antique Aviation, Southwest Holdings and Development, Inc.,

Stonebridge Investment, Inc. and Woodstock Tree Farms.  Mr. Mork assists companies in complying with securities regulations, and raising capital.

Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva,

Switzerland and for part of that time Hong Kong.  During this period,  Mr.

Mork arranged financing for small US public companies from European and

Asian financial institutions.

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

Baker is currently employed as the Vice President for Magellan Capital

Corporation.

Significant Employees.

----------------------

     The Company has no employees who are not executive officers.

Executive Compensation.

-----------------------

None

(1)     In August 1998, 624,039 shares of "unregistered" and

        "restricted" shares of the Company's common stock, were

        issued to:

                225,000   Magellan Capital Corp.

                 76,500   Magellan Litigation Corp.

                 75,000   Dempsey K. Mork

                 30,750   Randall A. Baker

                 37,500   Robert J. Filiatreaux

                 28,500   Norbert L. Le Boeuf

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director.  No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control

Arrangements.

------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or

arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation,

retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities

Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 2/22/2001

By:  /s/ Dempsey K. Mork

     Dempsey K. Mork,

     President, Director and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant  and in the capacities indicated on February 22, 2001

By: /s/Dempsey K. Mork

    Dempsey K. Mork

    President, Director and Chief Financial Officer

  David M. Winings, CPA

  Palm Desert, CA  92211

  To the Board of Directors

  Asian Financial, Inc.

  Coachella, California

  I have audited the accompanying balance sheet of Asian Financial, Inc.

  (a Nevada Corporation) as of December 31, 2000 and the related statements of income and retained earnings, and cash flows from inception (August 10, 1998) to December 31, 2000.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian

  Financial, Inc as of December 31, 2001, and the results of its operations and its cash flows for the year ended then ended in conformity with generally accepted accounting principles.

  /s/ David M. Winings

  Palm Desert, California

 February 22, 2001

  ASIAN FINANCIAL, INC.

  BALANCE SHEET

  December 31, 2000

                                         2000          1999

  ASSETS

  CURRENT ASSETS

     Cash in Bank                        897           1,027

  PROPERTY AND EQUIPMENT                  -0-             -0-

  OTHER ASSETS                            -0-             -0-

                                        ------        -------

  TOTAL ASSETS                           897           1,027

                                        ======        ======

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES (4)             30,000          20,000

  LONG TERM LIABILITIES                   -0-             -0-

                                       -----           -----

  TOTAL LIABILITIES                   30,000          20,000

  SHAREHOLDERS' EQUITY

  COMMON STOCK (See Note 2)            1,500           1,500

  RETAINED EARNINGS                  (30,603)        (20,473)

                                       -----           -----

  TOTAL SHAREHOLDERS' EQUITY

 (Deficit)                           (29,103)        (18,973)

  TOTAL LIABILITIES AND

     SHAREHOLDERS' EQUITY                897           1,027

                                       =====           =====

  The accompanying notes are an integral part of these financial statements.

  ASIAN FINANCIAL, INC.

  STATEMENT OF INCOME AND RETAINED EARNINGS

  For the Year Ended December 31, 12000

                                         2000         1999

  REVENUES                                 -0-          -0-

  EXPENSES

     Administrative Support Svcs.      10,000       20,473

     Office Expense                      130             0

                                      ------         -----

     Total Expenses                   10,130        20,473

  INCOME (LOSS)

  BEFORE TAX                         (10,130)      (20,473)

  INCOME TAXES                            -0-           -0-

                                      ------        ------

  NET INCOME (LOSS)                  (10,130)      (20,473)

  BEGINNING RETAINED

  (DEFICIT) EARNINGS                 (20,473)           -0-

  DIVIDENDS                                -0-          -0-

                                       ------       ------

  ENDING RETAINED (DEFICIT)

  EARNINGS                            (30,603)     (20,473)

                                       ======       ======

The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000

                                        2000          1999

                                      ------        ------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                       (10,130     (10,000)

ADJUSTMENTS TO RECONCILE NET INCOME

  TO NET CASH PROVIDED BY OPERATING

  ACTIVITIES/INCREASE IN LIABILITIES     10,000      10,000

                                       ------       ------

NET CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES                    (130)          -0-

CASH FLOWS FROM INVESTING ACTIVITIES        -0-          -0-

CASH FLOWS FROM FINANCING ACTIVITIES

  ISSUE CAPITAL STOCK                       -0-          -0-

                                        ------       ------

NET INCREASE (DECREASE) IN CASH           (130)          -0-

CASH AT BEGINNING OF YEAR                1,027        1,027

                                        ------      -------

CASH AT END OF YEAR                        897        1,027

                                        ======      =======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                            -0-           -0-

INCOME TAXES PAID                        -0-           -0-

The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Asian Financial, Inc. was organized under the laws of the State of Nevada on

August 10, 1998, under the name Asian Financial, Inc.  The Company was incorporated to engage in any lawful activity.

NOTE 2 STOCK TRANSACTIONS

The Articles of Incorporation authorize the Company to issue 100,000,000 of common stock with a par value of $.001, and 1,000,000 preferred stock, with a par value $.001.

On August 20, 1998, the Company issued 473,250 shares of stock, in payment for consulting services provided to the company.

On December 30, 1998, the Company issued 1,026,750 shares of stock in a cash transaction.

At December 31, 1998, 1,500,000 shares of common stock were issued and outstanding.

NOTE 3 RELATED PARTY TRANSACTION

On August 20, 1998, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.

NOTE 4 CONVERTIBLE NOTES PAYABLE $30,000 (12/31/2000).

The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past three (1998-2000) for services rendered. The notes are negotiable and convertible at a rate of $.05 per share at the option of the holder.