Form 10KSB/A
period 2001-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-02-08
CIK 818806

  U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C. 20549

                           FORM 10-KSB

  [x]     Annual Report Pursuant to Section 13 or 15(d) of the

  Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended December 31, 2001

  [ ]     Transition Report Pursuant to Section 13 or 15(d) of

  the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from January 1, 2001 to December

  31, 2001

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

  0-

  The aggregate market value of the voting stock held by non-

  affiliates of the registrant was not  determinable  because the common stock does not trade on any market.

  The number of shares  outstanding  of the issuer's  classes of Common Stock as of December 31, 2001.:

  Common Stock, No Par Value - 200,000 shares issued and outstanding ( After giving effect to a 1 for 10,000 shares reverse split on March 21, of 2000 and the issuance of 173,880 in April 2000 to officers and directors for services rendered.

  ----------------------------------------------------

  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

  Item 1.           Description of Business

  Background

  No significant business activity was conducted by the

  company during the fiscal year 2001. As a result, no income was realized by the company in 2001 and there was no cash in bank at the end of 2001.  The primary  activity of the Company will  involve  seeking  merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for  acquisition or merger and does not intend to

  limit potential acquisition candidates  to any  particular field or industry,  but does retain the right to limit

  acquisition or merger candidates,  if it so chooses, to a

  particular field or industry. The Company's plans are in the conceptual stage only.

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

  The Company  intends to obtain funds in one or more private placements to finance the operation of any acquired

  business. Persons purchasing securities in these placements and other  shareholders will likely not have the opportunity to  participate  in the  decision  relating to any

  acquisition

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

  While the actual terms of a  transaction  to which the

  Company may be a party cannot be  predicted,  it may be

  expected that...

** Conversion terminated at this point (TRIAL version of software). For full functionality, click on "Purchase Now" in the installed product. Thank you.