Form 10KSB/A
period 2001-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-03-13
CIK 818806

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

  While the actual terms of a  transaction  to which the

  Company may be a party cannot be  predicted,  it may be

  expected that the parties to the business transaction  will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-

  free" reorganization under Sections  368(a)(1) or 351 of the

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

  Item 4.           Submission of Matters to a Vote of

  Security Holders

  No matters were submitted during the transactional period

  of January 1, 2001 through December 31, 2001  to a vote of security holders, through solicitation of proxies or

  otherwise.

                                 Part II

Item 5. Market for Registrant's Common Equity and Related stockholder matters.

(a)     Market Information

The company's common stock has not traded on any market for several years.

(b)    Holders

As of  December 31, 2001, there were  approximately 120 holders of Company

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

        See Item 1.

Item 7. Financial Statements and Supplementary Data

        Financial Statements

        The following Financial statements are included herein:

Independent Auditor's report Balance Sheet at December 31, 2001

Statement of Operations for the year ended December 31, 2001

Statement of Stockholders Equity (Deficit) for the year ended

December 31, 2001

Statement of Cash Flows for the year ended December 31, 2001 and the Notes to the Financial Statements.

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

Dated January 31 2002

By:    /s/ Dempsey K. Mork

       Dempsey K. Mork

       President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and in the capacities indicated on January 31 2002.

By:    /s/ Dempsey K. Mork

       Dempsey K. Mork

       President and Chief Financial Officer

                   KNICKERBOCKER CAPITAL CORPORATION

                     (A Development Stage Company)

          Index to Financial Statements and Supplementary Data

                                                            Pages

Independent Auditors' Report

................................................................F-2

Balances Sheets as of December 31, 2001

................................................................F-3

Statements of Operations for the Year Ended

 December 31, 2001

................................................................F-4

Statements of Cash Flows for the Year Ended

 December 31, 2001

................................................................F-5

Statements of Stockholders' Equity for the Periods

 through December 31, 2001

................................................................F-6

Notes to Financial Statements

................................................................F-7 & F-8

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

Knickerbocker Capital Corporation

Coachella, California

                      INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Knickerbocker Capital

Corporation (a Development Stage Company), as of December 31, 2001 and

the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a net loss of $ 412,045 since inception to December 31, 2001.  The Company has no assets and has had no operation during 2001.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital

Corporation as of December 31, 2001, and the results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.

/s/ David M. Winings

David M. Winings

Palm Desert, California

January 31, 2002                                F-2

                     KNICKERBOCKER CAPITAL CORPORATION

                               BALANCE SHEET

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

(see page 2 of filing for comment on

common stock)                                  $261,200     $261,200

Preferred stock, 50,000,000 shares

 authorized, $ .01 par value, no shares

 issued and outstanding                              -0-           -0-

Additional Paid-In Capital                       90,845       90,845

Accumulated Deficit                            (402,045)    (402,045)

Total Stockholders' (Deficit)                  ($50,000)    ($50,000)

     Total Liabilities and

      Stockholders' Equity Deficit             $     -0-    $     -0-

      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION

                         STATEMENTS OF OPERATIONS

                            For the Year Ended

                                                    December 31,

                                               2001           2000

Operating Expenses:                          $     -0-      $     -0-

Total Operating Expense                      $     -0-      $     -0-

Net (Loss) Income from Operations            $     -0-      $     -0-

Weighted average number of

 shares outstanding

 See Note #4                                  200,000        200,000

Net Loss per Share                            $ (0.00)      $  (0.00%)

      The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION

                         STATEMENTS OF CASH FLOWS

                            For the Year Ended

                                                     December 31,

                                                    2001      2000

Cash Flows From

 Operating Activities:

Net Profit (Loss)                                ($10,000) ($10,000)

Adjustments to Reconcile

 Net Loss to Net Cash Used

 for Operations:

Increase in Accounts Payable                           -0-       -0-

Common stock issued for services

 rendered or costs incurred at

 stated value                                          -0-       -0-

Net Cash Provided (Used) by

 Operating Activities                                  -0-       -0-

Increase (Decrease) in Cash

Cash and Cash Equivalents,

 Beginning of Period                                   -0-       -0-

Cash and Cash Equivalents,

 End of Period                                   $     -0-  $    -0-

The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION

                     STATEMENT OF STOCKHOLDERS'  NET EQUITY (Deficit)

                     Years Ended December 31

                                           Additional               Net

                           Dollar Value    Paid-In    Accumulated   Equity

              Shares       Common Stock    Capital    Deficit       (Deficit)

Totals

Balance

 12/31/97...261,200,000    $   261,200    $  90,845  ($ 382,045)    (30,000)

 $      -

Balance

 12/31/98.. 261,200,000    $   261,200    $  90,845  ($ 392,045)    (40,000)

 $      -

Balance

 12/31/99-- 261,200,000*   $   261,200    $  90,845  ($ 402,045)    (50,000)

Balance

 3/31/00         26,120*   $   261,200    $  90,845  ($ 402,045)    (50,000)

 *After 10,000 for 1

 Reverse Split of 3/21/00

 173,880 Services

 Rendered 4/2000

Balance

 12/31/00       200,000    $   286,200    $  90,845  ($ 402,045)    (50,000)

Balance

 12/31/01       200,000    $   286,200    $  90,845  ($ 402,045)    (50,000)

 The accompanying notes are an integral part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION

                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2001 AND DECEMBER 31, 2000

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