Form 10QSB
period 2002-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-05-16
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON, D.C. 20549
                 FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
______________ to _____________

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

Yes   X            No

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value       200,000
---------------------------------------------
Title of Class Number of Shares outstanding at March 31, 2002

No Exhibits included.


General

  The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corporation's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Knickerbocker Capital Corporation's annual report on Form 10-KSB for the fiscal year ended December
31, 2001.

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
























                     KNICKERBOCKER CAPITAL CORPORATION
                               BALANCE SHEET

                                 March 31   December 31,
                                   2002        2001
ASSETS:

Total Assets                   $    -0-    $    -0-
                                =======     =======
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT):

Current Liabilities:             50,000      50,000
                                -------     -------
      Total Liabilities:       $ 50,000    $ 50,000
                                -------     -------
Stockholders' Equity (deficit):

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 200,000
 shares issued and outstanding $261,374    $261,200

Preferred stock:
 50,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding
              -           -
Additional Paid-In Capital       90,845      90,845

Accumulated (Deficit)          (402,219)   (402,845)
                               --------    --------
Total Stockholders'(Deficit)   $(50,000)   $(50,000)
                               --------    --------
      Total Liabilities and
       Stockholders' Deficit   $    -0-    $    -0-
                                =======     =======









The accompanying notes are an integral
  part of these financial statements.

                        KNICKERBOCKER CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                             For the 3 Months ended
                                   March 31,

                                      2002         2001
Revenue/Income                    $     -0-    $      -0-

Operating Expenses                      -0-           -0-
                                   --------     ---------
Total Operating Expense           $     -0-    $      -0-
                                   --------     ---------
Net (Loss) Income from Operations $     -0-    $      -0-
                                   ========     =========

Weighted average number of
 shares outstanding                 200,000        26,120
                                   --------     ---------

Net Loss per Share                $     -0-    $      -0-
                                   ========     =========
























The accompanying notes are an integral
part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                          For the 3 Months Ended

                                         March 31,
                                      2002          2001
Cash Flows From
 Operating Activities:

Net Profit (Loss)                $     -0-    $      -0-

Adjustments to Reconcile
 Net Loss to Net Cash Used
 from Operations                       -0-           -0-
                                  --------     ---------
Net Cash Provide (Used) by
 Operating Activities            $     -0-    $      -0-

Increase (Decrease) in Cash            -0-           -0-

Cash and Cash Equivalents,
 Beginning of Period                   -0-           -0-
                                  --------     ---------
Cash and Cash Equivalents,
 End of Period                   $     -0-    $      -0-
                                  ========     =========












The accompanying notes are an integral
part of these financial statements.

                     KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
           For the Years End December 31, 1995,6,7,8,9,2000,2001
                                    and
                    For the Period Ending March 31 2002

                                                     Accumulated
               Shares      Common Stock Pd in Cap     (Deficit)
Balance
 12/31/97    261,200,000  $ 261,200     $ 90,845      $(382,045)

Balance
12/31/98     261,200,000  $ 261,200     $ 90,845      $(392,045)

Balance
12/31/99     261,200,000  $ 261,200     $ 90,845      $(402,045)

3/21/00
10,00 for 1
Reverse Split     26,120  $ 261,200     $ 90,845      $(402,045)

Balance
3/31/00           26,120  $ 261,200     $ 90,845      $(402,045)

4/15/00
Issue shares
to Off/Dir for
Serv rendered    173,880        174          -0-       (    174)
                 -------   --------      -------       --------
Balance
6/30/00          200,000  $ 261,374     $ 90,845      $(402,219)

Balance
12/31/00         200,000  $ 261,374     $ 90,845      $(402,219)

Balance
12/31/01         200,000  $ 261,374     $ 90,845      $(402,219)

Balance
 3/31/02         200,000  $ 261,374     $ 90,845      $(402,219)





The accompanying notes are and integral
part of these financial statements

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002


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

Date:     May 6, 2002
By:   /s/ Dempsey K. Mork
---------------------------
Dempsey K. Mork
President and Chief
Executive Officer