Form 10QSB
period 2002-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-09-23
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

      WASHINGTON, D.C. 20549
           FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

  Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value       200,000
----------------------------------------------
Title of Class Number of Shares outstanding
           at June 30, 2002

  No Exhibits included.

        KNICKERBOCKER CAPITAL CORPORATION
                  BALANCE SHEET

                                   June 30   December 31,
                                    2002        2001
                                   -------   ----------
ASSETS:

Total Assets                      $    -0-    $    -0-
                                  ========     =======

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT):

Current Liabilities:                50,000      50,000
                                  --------     -------
      Total Liabilities:          $ 50,000    $ 50,000
                                  --------     -------
Stockholders' Equity (deficit):

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 200,000
 shares issued and outstanding    $261,374    $261,200

Preferred stock:
 50,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding                  -           -
Additional Paid-In Capital          90,845      90,845

Accumulated (Deficit)             (402,219)   (402,045)
                                  --------    --------
Total Stockholders'(Deficit)      $(50,000)   $(50,000)
                                  --------    --------
      Total Liabilities and
       Stockholders' Deficit      $    -0-    $    -0-
                                  ========    ========


 The accompanying notes are an integral
  part of these financial statements.

          KNICKERBOCKER CAPITAL CORPORATION
             STATEMENTS OF OPERATIONS
            For the 3 and 6 Months ended

                                      3 Months June 30,      6 Months June 30,
                                     2002          2001     2002          2001
                                    -------------------    --------------------
Revenue/Income                    $     -0-    $      -0-  $  -0-        $  -0-

Operating Expenses                      -0-           -0-     -0-           -0-
                                   --------     ---------   -----         -----
Total Operating Expense           $     -0-    $      -0-  $  -0-        $  -0-
                                   --------     ---------   -----         -----
Net (Loss) Income from Operations $     -0-    $      -0-  $  -0-        $  -0-
                                   ========     =========   =====         =====

Weighted average number of
 shares outstanding                200,000       200,000   200,000      200,000
                                   -------       -------   -------      -------

Net(Loss) Income per Share        $    -0-     $     -0-   $   -0-      $   -0-
                                   =======      ========    ======       ======


The accompanying notes are an integral
part of these financial statements.

         KNICKERBOCKER CAPITAL CORPORATION
              STATEMENTS OF CASH FLOWS
      For the 3 and 6 Months Ended, June 30

                                       3 Months June 30,     6 Months June 30,
                                      2002          2001    2002          2001
                                    ---------------------   -------------------
Cash Flows From
 Operating Activities:

Net Profit (Loss)                $     -0-    $      -0-   $ -0-         $ -0-

Adjustments to Reconcile
 Net Loss to Net Cash Used
 from Operations                       -0-           -0-     -0-           -0-
                                  --------     ---------   -----         -----
Net Cash Provide (Used) by
 Operating Activities            $     -0-    $      -0-   $ -0-         $ -0-

Increase (Decrease) in Cash            -0-           -0-     -0-           -0-

Cash and Cash Equivalents,
 Beginning of Period                   -0-           -0-     -0-           -0-
                                  --------     ---------   -----         -----
Cash and Cash Equivalents,
 End of Period                   $     -0-    $      -0-   $ -0-         $ -0-
                                  ========     =========   =====         =====



The accompanying notes are an integral
  part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital and Source of Liquidity. Knickerbocker has no assets and has $50,000 in liabilities.
Knickerbocker has no working capital

For the six months ended June 30, 2002 and 2001, Knickerbocker did not pursue any investing activities.

For the six months ended June 30, 2002 and 2001, Animal Cloning did not pursue any financing activities.

Results of Operations.  For the six months ended
June 30, 2002 and 2001, Animal Cloning has not received any revenues from operations. For the six months ended June 30, 2002 and 2001, Animal
Cloning did not incur any material expenses.

Plan of Operation.   Animal Cloning is in the
development stage and has not conducted any
significant operations to date or received
operating revenues.  Animal Cloning can satisfy
cash requirements which mainly include the
preparation of financials and SEC filings in the
next twelve months with funds donated by Dempsey
Mork, an officer and director.   Mr. Mork has
orally agreed to continue donating the funds to cover these items.

We do not expect to purchase any plant or significant equipment.


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

Date:     September 9, 2002

By:   /s/ Dempsey K. Mork
---------------------------
Dempsey K. Mork
President and Chief
Executive Officer