Form 10QSB
period 2002-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2002-11-18
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to _____

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

   Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value        200,000
-----------------------------------------------
Title of Class                   Number of Shares
                                   outstanding at
                                September 30, 2002

  No Exhibits included.

Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEET

                                Sept. 30    Dec. 31,
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
STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 200,000
 shares issued and outstanding $261,374    $261,374

Preferred stock:
 50,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding               -           -
Additional Paid-In Capital       90,845      90,845

Accumulated (Deficit)          (402,219)   (402,219)
                               --------    --------
Total Stockholders'(Deficit)   $(50,000)   $(50,000)
                               --------    --------
      Total Liabilities and
       Stockholders' Deficit   $    -0-    $    -0-
                                =======     =======


The accompanying notes are an integral part of these financial statements.

         KNICKERBOCKER CAPITAL CORPORATION
            STATEMENTS OF OPERATIONS
         For the 3 and 9 Months ended

                                       3 Months Sept. 30,   9 Months Sept. 30,
                                     2002         2001      2002          2001
                                  ----------------------    -------------------
Revenue/Income                    $     -0-    $      -0-  $  -0-        $  -0-

Operating Expenses                      -0-           -0-     -0-           -0-
                                   --------     ---------   -----         -----
Total Operating Expense           $     -0-    $      -0-  $  -0-        $  -0-
                                   --------     ---------   -----         -----
Net (Loss) Income from Operations $     -0-    $      -0-  $  -0-        $  -0-
                                   ========     =========   =====         =====

Weighted average number of
 shares outstanding                200,000       200,000   200,000      200,000
                                   -------       -------   -------      -------

Net(Loss) Income per Share        $    -0-     $     -0-   $   -0-      $   -0-
                                   =======      ========    ======       ======

The accompanying notes are an integral part of these financial statements.

           KNICKERBOCKER CAPITAL CORPORATION
             STATEMENTS OF CASH FLOWS
       For the 3 and 9 Months Ended, September 30

                                      3 Months Sept. 30,    9 Months Sept. 30,
                                      2002          2001    2002          2001
                                      ------------------    ------------------
Cash Flows From
 Operating Activities:

Net Profit (Loss)                $     -0-    $      -0-   $ -0-         $ -0-

Adjustments to Reconcile
 Net Loss to Net Cash Used
 from Operations                       -0-           -0-     -0-           -0-
                                  --------     ---------   -----         -----
Net Cash Provide (Used) by
 Operating Activities            $     -0-    $      -0-   $ -0-         $ -0-

Increase (Decrease) in Cash            -0-           -0-     -0-           -0-

Cash and Cash Equivalents,
 Beginning of Period                   -0-           -0-     -0-           -0-
                                  --------     ---------   -----         -----
Cash and Cash Equivalents,
 End of Period                   $     -0-    $      -0-   $ -0-         $ -0-
                                  ========     =========   =====         =====


The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

GENERAL.
The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and nine month periods ended September
30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the three month and six month periods ending March 31 and June 30, 2002, and, the
Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for a full year.

The Company has not commenced operations and has no working capital.

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

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.   Knickerbocker
does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 3 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the three month and nine month periods ended
September 30, 2002 and 2001, Knickerbocker did not pursue any financing activities.

For the three month and nine month periods ended
September 30, 2002 and 2001, the Company did not pursue any investing activities.

Results of Operations.
For the three and nine months ended September 30, 2002 and 2001, Knickerbocker has not received any revenues from operations.

General and administrative expenses for the three and nine month periods ended September 30, 2002 were $-0-, resulting in a loss from operations of $(0.0).

General and administrative expenses for the three and nine month periods ended September 30, 2001 were $-0-, resulting in a loss from operations of $(0.0).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the
"Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form
10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


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

Date:     November 5, 2002
By:   /s/ Dempsey K. Mork
---------------------------

Dempsey K. Mork
President and Chief
Executive Officer

               CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Knickerbocker Capital Corporation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Dempsey Mork
--------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer