Form 10KSB
period 2002-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2003-04-14
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 33-15596-D

                         Knickerbocker Capital Corporation
      (Exact Name of Small Business Issuer as specified in its Charter)


            Colorado                                  54-1059107
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


83-888 Avenue 51, Coachella, California                          92236
(Address of principal executive offices)                     (Zip Code)

(760) 398-9700
(Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                 200,000
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2002
No exhibits included.











<PAGE 2>

                        PART I
Item 1.  Description of Business.

Business Development.

Knickerbocker Capital Corporation (the "Company") was organized under the laws of the State of Colorado on February 24, 1987, under the name of "Knickerbocker Capital Corporation". The Company was incorporated primarily for the purpose of acquiring an interest in unspecified business opportunities through mergers and acquisitions.

The Company's articles initially authorized the Company to issue
500,000,000 shares of Common Stock and 500,000,000 of Preferred Stock, both at a par value of $0.001 per share.

Common Stock.

On March 21, 2000, the 261,200,000 shares of Common Stock issued and outstanding were reduced to 26,120 shares outstanding by a 10,000 to 1 reverse split.

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated per share par value of $0.001 to officers/directors for services rendered, bringing the total shares of Common Stock issued and outstanding to 200,000.

As of December 31, 2002, 200,000 shares of Common Stock were issued and outstanding.

Preferred Stock.

As of December 31, 2002, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.

                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2002. As a result, no income was realized by the Company in 2002 and there was no cash in the bank at the end of the year.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

The Company does not intend to make any loans to any prospective merger or acquisition candidate, or to any unaffiliated third parties.

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a merger or acquisition candidate has been determined. At such a time, they expect to spend the necessary time and effort to investigate and finalize any merger or acquisition.

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

Plan of Operations.
During the year 2002, there were no revenues or income received. There were no expenses incurred for year 2002. Net Operating Loss was -0-.

During the year 2001, there were no revenues or income received. There were no expenses incurred for year 2001. Net Operating Loss was -0-.

For the years ended December 31, 2002 and 2001, there were no advances or loans from officers/directors.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. We intend to limit our operations to seeking merger and acquisition candidates.

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002,the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 200,000 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                Number of Shares       Percentage
Name and address               Beneficially Owned       of Class
-----------------------------  ------------------      ----------
Dempsey K. Mork (1)                 173,893              86.95%
83-888 Avenue 51
Coachella, CA 92236

Norbert L. LeBoeuf (1)                5,000               2.50%
83-888 Avenue 51
Coachella, CA 92236
                                  ---------              -----
          TOTAL                    *178,893             *89.45%
                                  =========              =====
(1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 200,000 share outstanding at 12/31/2002.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                           Date of       Date of
                                         Election or   Termination or
Name                Positions Held       Designation   Resignation
------------------  -------------------  -----------   --------------
<s>                                 c>           <c>        <c>

Dempsey K. Mork     President CEO/
                     Director             01/31/2000         -

Norbert L. LeBoeuf  Chief Financial
                     Officer/Director     12/15/2002         -

Business Experience of Directors/Executive Officers:

Mr. Mork is the majority shareholder, President, Chief Executive Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1994. For the past eight years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Knickerbocker business.

Mr. Norbert LeBoeuf is a shareholder,officer/director of Knickerbocker. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He will spend approximately 20 hours per month on Knickerbocker business.

Significant Employees.

The Company has no employees who are not executive officers.

Item 10.  Executive Compensation.

None.

On April 15, 2000, 173,880 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued for services rendered at the stated par value per share of $0.001, as follows:

           Number                          As of 4/15/2000
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------
          156,380  Dempsey K. Mork       (Officer/Director)
            7,500  Randall A. Baker      (Officer/Director)
            5,000  Norbert L. Le Boeuf   (Officer/Director)
            5,000  Robert J. Filiatreaux (Outside Consultant)
          -------
  Total   173,880
          =======

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of Long Lived assets which requires an assessment and measurement of these assets.

                        KNICKERBOCKER CAPITAL CORPORATION
                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant

Financial Statements
--------------------
(1) Audited Financial Statements for 12 months year ended December 31,
2002:

    Independent Auditor's Report-
      Balance Sheets at 12/31/2002 and 12/31/2001
      Statements of Operations for Yrs 2002 - 2001
      Statements of Cash Flows for Yrs 2002 - 2001
      Statement of Stockholders' Equity from 1997 through
        12/31/2002).
      Notes to the Financial Statements

The Board of Directors
KNICKERBOCKER CAPITAL CORPORATION
Palm Desert, California


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation, as of December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 April 12, 2003

                Knickerbocker Capital Corporation
                          BALANCE SHEET

                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2002                   2001

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  500,000,000 shares authorized; -0-
  shares issued and outstanding       $     -0-           $     -0-

 Common stock, par value $.001;
  500,000,000 shares authorized;
  issued & outstanding 200,000
  at 12/31/2002 and 12/31/2001          261,374             261,374

 Additional Paid-in capital              90,845              90,845

 Retained earnings
  Accumulated deficit)                 (402,219)           (402,219)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========

 The accompanying notes are an integral part of these financial statements

                     Knickerbocker Capital Corporation
                          STATEMENT OF CASH FLOWS
      For the Twelve Months/Year Ending December 31, 2002 & 2001

                                              AUDITED     AUDITED
                                            December 31,  December 31,
                                                2002        2001
Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $     -0-
                                              --------    --------
Income (Loss) From Operations                $(    -0-)  $(    -0-)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $(    -0-)  $(    -0-)
                                              ========    ========
Per share information:

Basic Income/ (Loss) per common share           $(0.0)      $(0.0)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========
Diluted (loss) per common share                 $(0.0)      $(0.0)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                 Knickerbocker Capital Corporation
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31, 2002 and 2001

                                                  AUDITED   AUDITED
                                                     2002      2001
Cash Flows From Operating Activities:

Net income (loss):                               $(   -0-) $(   -0-)
                                                  -------   -------


Adjustments to Reconcile Net (loss) to net
  Cash (Used) Provided by Operations                  -0-       -0-

                                                  -------   -------
Net Cash (Used) Provided by Operation                 -0-       -0-
                                                  -------   -------
Net Cash Increase (Decrease)                     $    -0-  $    -0-

Cash, Beginning of period                             -0-       -0-
                                                  -------   -------
Cash, End of period                              $    -0-  $    -0-
                                                  =======   =======

The accompanying notes are an integral part of these financial statements

              Knickerbocker Capital Corporation
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1997 to 2002)

                                            PAID-IN ACCUM $   TOTAL
              PREF STOCK    COMMON STOCK        $   EARNINGS  NET $
               SHS $AMT  SHARES      $ AMT  CAPITAL (LOSSES)(DEFICIT)
              ---- ---- ----------- ------- ------- -------- --------
BALANCE AT           $                 $       $        $        $
 12/31/97      -0-  -0- 261,200,000 261,200  90,845 (382,045) (30,000)
(Loss) Yr 1998                                      ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0- 261,200,000 261,200  90,845 (392,045) (40,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0- 261,200,000 261,200  90,845 (402,845) (50,000)
 3/21/2000    ==== ==== =========== ======= ======= ========  =======
 10,000 for 1
 Reverse Split  -    -       26,120    -       -        -        -
              ---- ----     ------- ------- ------- --------  -------
BALANCE AT
  3/31/2000    -0-  -0-      26,120 261,200  90,845 (402,845) (50,000)
 Issue Shs to
 Off/Dir Svcs
 Rendered                   173,880     174         (    174)     -0-
              ---- ----     ------- -------  ------ --------  -------
BALANCE AT
 12/31/2000    -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)
BALANCE AT
 12/31/01      -0-  -0-     200,000 261,374  90,845 (402,845) (50,000)
BALANCE AT
 12/31/02      -0-  -0-     200,000 261,374  90,845 (402,845) (50,000)
              ==== ====     ======= =======  ======  =======   ======

The accompanying notes are an integral part of these financial statements

              Knickerbocker Capital Corporation
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2002

GENERAL:

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2002 (March 31, June 30, September 30) and the prior year Knickerbocker Capital Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION AND BUSINESS PLAN:

The Company was organized under the laws of the State of Colorado on February 24, 1987 under the name of Knickerbocker Capital Corporation. The Company was incorporated for the purpose of acquiring an interest in unspecified opportunities through mergers and acquisition.

The Company's articles initially authorized 500,000,000 shares of Preferred Stock and 500,000,000 shares of Common Stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of December 31, 2002.

Common Stock shares issued and outstanding as of December 31, 2002 were 200,000.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

As of the year end December 31, 1999, there were 261,200,000 Common Stock shares issued and outstanding.

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of Common Stock issued and outstanding. The resulting Common Stock issued and outstanding were 26,120 shares.

On April 15, 2000, 173,800 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant. As of 4/15/00 total Common Stock shares issued and outstanding were 200,000. There has been no Common Stock issued since then. The total shares of Common Stock as of the end of the current fiscal year ending 12/31/02 issued and outstanding were 200,000.

NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2002, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes office space for the Company Headquarters.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at December 31, 2002 represents the accruals of $10,000 per year for Management Services rendered on a 5 Year
Convertible Promissory Notes covering years 1995, 1996, 1997, 1998, and 1999. These note are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in the State of Colorado and with the Security and Exchange Commissions have been paid or assumed by the current shareholders of Knickerbocker. This will continue for the foreseeable future.

The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be borne/paid by the Officers/Directors of the Company in the form of loans/advances or the issuance of stock.

 (b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference
   3.ii By-Laws of Knickerbocker Capital incorporated by
         reference
   4.i  Form of Specimen of common stock
         incorporated by reference
   5    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K
          None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB

(the "Evaluation Date"). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    April 12, 2003

Knickerbocker Capital Corporation

/s/ Dempsey K. Mork
------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date
/s/Dempsey K. Mork       President/CEO              04/14/2003
--------------------      Director
Dempsey K. Mork

/s/Norbert LeBoeuf       Chief Financial Officer/   04/14/2003
--------------------      Director
Norbert LeBoeuf



               CERTIFICATIONS

I, Dempsey K. Mork, certify that:

1. I have reviewed this annual report on Form 10KSB of Knickerbocker Capital Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/Dempsey K. Mork
-------------------------
Dempsey K. Mork,  President, Chief Executive Officer

                     CERTIFICATION

I, Norbert LeBoeuf, certify that:

1. I have reviewed this annual report on Form 10KSB of Knickerbocker Capital Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/Norbert LeBoeuf
--------------------------------
Norbert LeBoeuf, Chief Financial Officer