Form 10QSB
period 2003-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2003-05-28
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March
31, 2003

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

   Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value        200,000
- -----------------------------------------------
Title of Class                   Number of Shares
                                   outstanding at
                                March 31, 2003

  No Exhibits included.

Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEET

                               March 31,   Dec. 31,
                                  2003        2002
ASSETS:

Total Assets                   $    -0-    $    -0-
                                =======     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:             50,000      50,000
                                -------     -------
      Total Liabilities:       $ 50,000    $ 50,000
                                -------     -------
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

                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
         For 3 Months and Year to date periods ended March 31,

                              3 Months Ended   3 Months Year to Date
                             2003        2002     2003       2002
                             -------   -------   -------   -------
Revenue/Income              $    -0-  $   -0-   $    -0-  $    -0-

Operating Expenses               -0-      -0-        -0-       -0-
                             -------   -------   -------   -------
Total Operating Expense     $    -0-  $    -0-  $    -0-  $    -0-
                             -------   -------   -------   -------
Net (Loss) Income from
  Operations                $    -0-  $    -0-  $    -0-  $    -0-
                             =======   =======   =======   =======

Weighted average number of
 shares outstanding          200,000   200,000   200,000   200,000
                             -------   -------   -------   -------

Net(Loss) Income per Share   $   -0-   $   -0-   $   -0-   $   -0-
                             =======   =======   =======   =======


The accompanying notes are an integral part of these financial statements.

                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
       For 3 Months and Year to dated periods ended March 31,

                               3 Months Ended  3 Months Year to Date
                                2003      2002     2003      2002
                              -------  -------   -------   -------
Cash Flows From
 Operating Activities:

Net Profit (Loss)            $   -0-  $   -0-  $    -0-   $   -0-

Adjustments to Reconcile
 Net Loss to Net Cash Used
 from Operations                 -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Net Cash Provide (Used) by
 Operating Activities        $   -0-  $   -0-   $   -0-   $   -0-

Increase (Decrease) in Cash      -0-      -0-       -0-       -0-

Cash and Cash Equivalents,
 Beginning of Period             -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Cash and Cash Equivalents,
 End of Period               $   -0-  $   -0-   $   -0-   $   -0-
                              =======  =======   =======   =======



The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

GENERAL.
The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and year to date periods ended March 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

For the three months and year to date periods ended March 31, 2003 and 2002 Knickerbocker did not pursue any financing activities.

For the three months and year to date periods ended March 31, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations.
For the three months and year to date periods ended March 31, 2003 and 2002, Knickerbocker has not received any revenues from operations.

General and administrative expenses for the three months and year to date periods ended March 31, 2003 were $-0-, resulting in a loss from operations of $(0.0).

General and administrative expenses for the three months and year to date periods ended March 31, 2002 were $-0-, resulting in a loss from operations of $(0.0).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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

Date:     May 12, 2003
By:   /s/ Dempsey K. Mork
- ---------------------------

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

Date:  May 12, 2003

/s/Dempsey Mork
- --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer