Form 10QSB
period 2003-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2003-09-16
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to _____

      Commission File Number 33-15596-D

     Knickerbocker Capital Corporation
   (Exact Name of Registrant as specified
                in its Charter)

  Colorado                                      54-1059107
  (State or other Jurisdiction of          I.R.S. Employer Identi-
  Incorporation or Organization                fication No.)

  829 Francis Drive, Palm Springs, California       92262
  (Address of Principal Executive Offices)         (Zip Code)

                (760) 322-9277
     (Registrant's Telephone Number,
            including Area Code)

  Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

   Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value        200,000
- -----------------------------------------------
Title of Class                   Number of Shares
                                  outstanding at
                                  June 30, 2003

  No Exhibits included.

Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEET

                                June 30,   Dec. 31,
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

                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
         For 3 Months and Year to date periods ended June 30,


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

                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
       For 3 Months and Year to dated periods ended June 30,


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

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

GENERAL.
The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and six months year to date periods ended June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

For the three and six months year to date periods ended June 30, 2003 and 2002 Knickerbocker did not pursue any financing activities.

For the three and six months year to date periods ended June 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations.
For the three and six months year to date periods ended June 30, 2003 and 2002, Knickerbocker has not received any revenues from operations.

General and administrative expenses for the three months and six months year to date periods ended June 30, 2003 were $-0-, resulting in a loss from operations of $(0.0).

General and administrative expenses for the three and six months year to date periods ended June 30, 2002 were $-0-, resulting in a loss from operations of $(0.0).

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

Date:     August 19, 2003
By:   /s/ Dempsey K. Mork
- ---------------------------

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

Date:  August 19, 2003

/s/Dempsey Mork
- --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer