Form 10QSB
period 2003-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2003-11-17
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended Sept. 30, 2003

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

   Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value        200,000
- - -----------------------------------------------
Title of Class                   Number of Shares
                                  outstanding at
                                  Sept. 30, 2003

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













                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
         For 3 Months and Year to date periods ended Sept. 30,



                              3 Months Ended   9 Months Year to Date
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









                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
       For 3 Months and Year to dated periods ended Sept. 30,



                               3 Months Ended  9 Months Year to Date
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









KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Sept. 30, 2003

GENERAL.
The condensed consolidated financial statements of Knickerbocker
Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and nine months year to date periods ended Sept. 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

For the three and nine months year to date periods ended Sept. 30, 2003 and 2002 Knickerbocker did not pursue any financing activities.

For the three and nine months year to date periods ended Sept. 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations.
For the three and nine months year to date periods ended Sept. 30, 2003 and 2002, Knickerbocker has not received any revenues from operations.

General and administrative expenses for the three months and nine months year to date periods ended Sept. 30, 2003 were $-0-, resulting in a loss from operations of $(0.0).

General and administrative expenses for the three and nine months year to date periods ended Sept. 30, 2002 were $-0-, resulting in a loss from operations of $(0.0).

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

Date:     November 13, 2003
By:

-----------------------------
Dempsey K. Mork
President and Chief
Executive Officer









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

Date:  November 13, 2003


----------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer





        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-Q for the period ending Sept. 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




-------------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer

November 13, 2003