Form 10KSB
period 2003-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2004-03-30
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the period ended December 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.


         Commission File Number 33-15596-D


                         Knickerbocker Capital Corporation
      (Exact Name of Small Business Issuer as specified in its Charter)



            Colorado                                  54-1059107
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number



829 Francis Drive, Palm Springs, CA                         92262
(Address of principal executive offices)                  (Zip Code)


(760) 322-9277
(Issuer's telephone number)


           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X    No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                                 200,000
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2003


No exhibits included.


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

As of December 31, 2003 and 2002, there were 200,000 shares of Common Stock were issued and outstanding.

Preferred Stock.

As of December 31, 2003 and 2002, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.




                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2003. As a result, no income was realized by the Company in 2003 and there was no cash in the bank at the end of the year.

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

Plan of Operations.
During the year 2003, there were no revenues or income received. There were no expenses incurred for year 2003. Net Operating Loss was -0-.

During the year 2002, there were no revenues or income received. There were no expenses incurred for year 2002. Net Operating Loss was -0-.

For the years ended December 31, 2003 and 2002, there were no advances or loans from officers/directors.

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

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 200,000 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                Number of Shares       Percentage
Name and address               Beneficially Owned       of Class
-----------------------------  ------------------      ----------

Dempsey K. Mork (1)                 173,893              86.95%
829 Francis Drive
Palm Springs, CA 92262

Norbert L. LeBoeuf (1)                5,000               2.50%
829 Francis Drive
Palm Springs, CA 92262
                                  ---------              -----
          TOTAL                    *178,893             *89.45%
                                  =========              =====

* Percentage calculation of 200,000 share outstanding at 12/31/2002.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control systems must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provided absolute assurance that all control issues and instances of fraud, if any, within the Company will have been discovered.

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

Item 10.  Executive Compensation.

None.

 (1) On April 15, 2000, 173,880 shares of "unregistered" and
"restricted" shares of the Company's Common Stock were issued for services rendered at the stated par value per share of $0.001, as follows:


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










                        KNICKERBOCKER CAPITAL CORPORATION

                                    PART F/S

                          Index to Financial Statements


                      Report of Certified Public Accountant



 (1) Audited Financial Statements for 12 months year ended December 31,
2003:

Independent Auditor's Report-

      Balance Sheets at 12/31/2003 and 12/31/2002

      Statements of Operations for Yrs 2003 - 2002

      Statements of Cash Flows for Yrs 2003 - 2002

      Statement of Stockholders' Equity from 1997 through
        12/31/2003).

      Notes to the Financial Statements




The Board of Directors
KNICKERBOCKER CAPITAL CORPORATION
Palm Desert, California





                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Knickerbocker Capital Corporation, as of December 31, 2003 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.


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


In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.







/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 March 23, 2004


                Knickerbocker Capital Corporation
                          BALANCE SHEET


                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002


CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  500,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12.31.2003 abd 12.31.2002        $     -0-           $     -0-

 Common stock, par value $.001;
  500,000,000 shares authorized;
  issued & outstanding 200,000
  at 12/31/2003 and 12/31/2002          261,374             261,374

 Additional Paid-in capital              90,845              90,845

 Retained earnings
  Accumulated deficit)                 (402,219)           (402,219)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========



 The accompanying notes are an integral part of these financial statements




                     Knickerbocker Capital Corporation
                          STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2003 & 2002






                                              AUDITED     AUDITED
                                            December 31,  December 31,
                                                2003        2002


Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $     -0-
                                              --------    --------
Income (Loss) From Operations                $(    -0-)  $(    -0-)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $(    -0-)  $(    -0-)
                                              ========    ========

Per share information:

Basic Income/ (Loss) per common share           $(0.0)      $(0.0)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========

Diluted (loss) per common share                 $(0.0)      $(0.0)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========











The accompanying notes are an integral part of these financial statements





                 Knickerbocker Capital Corporation
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31, 2003 and 2002





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
                                                  =======   =======


















The accompanying notes are an integral part of these financial statements


              Knickerbocker Capital Corporation
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1997 to 2003)


                                            PAID-IN ACCUM $   TOTAL
              PREF STOCK    COMMON STOCK        $   EARNINGS  NET $
               SHS $AMT  SHARES      $ AMT  CAPITAL (LOSSES)(DEFICIT)
              ---- ---- ----------- ------- ------- -------- --------

BALANCE AT           $                 $       $        $        $
 12/31/97      -0-  -0- 261,200,000 261,200  90,845 (382,045) (30,000)
(Loss) Yr 1998                                      ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0- 261,200,000 261,200  90,845 (392,045) (40,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0- 261,200,000 261,200  90,845 (402,845) (50,000)
 3/21/2000    ==== ==== =========== ======= ======= ========  =======
 10,000 for 1
 Reverse Split  -    -       26,120    -       -        -        -
              ---- ----     ------- ------- ------- --------  -------
BALANCE AT
  3/31/2000    -0-  -0-      26,120 261,200  90,845 (402,845) (50,000)
 Issue Shs to
 Off/Dir Svcs
 Rendered                   173,880     174         (    174)     -0-
              ---- ----     ------- -------  ------ --------  -------
BALANCE AT
 12/31/2000    -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)

BALANCE AT
 12/31/01      -0-  -0-     200,000 261,374  90,845 (402,845) (50,000)

BALANCE AT
 12/31/02      -0-  -0-     200,000 261,374  90,845 (402,845) (50,000)

BALANCE AT
 12/31/03      -0-  -0-     200,000 261,374  90,845 (402,845) (50,000)
              ==== ====     ======= =======  ======  =======   ======









The accompanying notes are an integral part of these financial statements



              Knickerbocker Capital Corporation
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2003


GENERAL:

The condensed consolidated financial statements of Knickerbocker Capital Corporation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2003 (March 31, June 30, September 30) and the prior year Knickerbocker Capital Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

No Preferred Stock shares have been issued and none are outstanding as of December 31, 2003 and 2002.

Common Stock shares issued and outstanding as of December 31, 2003 and 2002 were 200,000.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

As of the year end December 31, 1999, there were 261,200,000 Common Stock shares issued and outstanding.

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of Common Stock issued and outstanding. The resulting Common Stock issued and outstanding were 26,120 shares.

On April 15, 2000, 173,800 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant. As of 4/15/00 total Common Stock shares issued and outstanding were 200,000. There has been no Common Stock issued since then. The total shares of Common Stock as of the end of the current fiscal year ending 12/31/03 and 2002 issued and outstanding were 200,000.


NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2003 and 2002, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes office space for the Company Headquarters.


NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at December 31, 2003 represents the accruals of $10,000 per year for Management Services rendered on a 5 Year
Convertible Promissory Notes covering years 1995, 1996, 1997, 1998, and 1999. These note are convertible at a rate of $.05/cents per share at the option of the holder.


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

None


ITEM 14. Principal Accountant Fees and Services

Audit Fees. The Company incurred aggregate fees and expenses of $500.00 And $ -0-, respectively, from David Winings, C.P.A., for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal years.

Tax Fees. The Company did not incur any tax fees to David Winings, C.P.A. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All other costs. During the 2003 fiscal year, the Company incurred aggregate Fees and expenses of $-0- from David Winings, C.P.A. for all other services consisting of other fees and expenses of $-0-. Audit-related fees and expenses were for the audit of the Company accounting consultation and consents. Other fees and expenses were primarily for tax compliance and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to continue using David Winings, C.P.A., solely for audit and audit related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    March 24, 2004

Knickerbocker Capital Corporation


/s/ Dempsey K. Mork
------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date

/s/Dempsey K. Mork      President/CEO              01/31/2000
--------------------      Director
Dempsey K. Mork

/s/ Norbert LeBoeuf   Chief Financial Officer/   04/15/2002
--------------------      Director
Norbert LeBoeuf


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

Date:  March 24 2004


/s/ Dempsey K. Mork
-------------------------
Dempsey K. Mork,  President, Chief Executive Officer

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

Date:  March 24 2004

 /s/Norbert LeBoeuf
--------------------------------
Norbert LeBoeuf, Chief Financial Officer