Form 10-K/A
period 2003-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2004-05-07
CIK 818806

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
          TOTAL                    *178,893             *89.45%
                                  =========              =====

* Percentage calculation of 200,000 share outstanding at 12/31/2003.

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
          =======


Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.


Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time not subject to SFAS No. 144 concerning the impairment of Long Lived assets which requires an assessment and measurement of these assets.










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

      Statements of Cash Flows for Yrs 2003 - 2002

      Statement of Stockholders' Equity from 1997 through
        12/31/2003).

      Notes to the Financial Statements




The Board of Directors
KNICKERBOCKER CAPITAL CORPORATION
Palm Desert, California


Child, Sullivan & Company
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 West Flint Meadow Drive, Suite D, Kaysville, UT 84037
Ph:  801-927-1337  Fax:  801-927-1344



Independent Auditors Report



Board of Directors and Stockholders
Knickerbocker Capital Corporation

We have audited the balance sheet of Knickerbocker Capital Corporation as of December 31, 2003, and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Knickerbocker Capital Corporation as of and for the year ended December 31, 2002 were audited by another auditor whose report, dated April 12, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company s ability to meet its obligations and to continue as a going concern. Management s plans in regard to this matter are described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Sullivan & Company

Child, Sullivan & Company
Kaysville, Utah
May 6, 2004






                Knickerbocker Capital Corporation
                          BALANCE SHEET


                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002


CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:                  $    -0-            $     -0-

Long Term liabilities:

  Convertible Promissory Note-
   related party (NOTE 4)	      $  50,000           $  50,000
                                       --------            --------
  Total Long Term liabilities         $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  500,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12.31.2003 abd 12.31.2002        $     -0-           $     -0-

 Common stock, par value $.001;
  500,000,000 shares authorized;
  issued & outstanding 200,000
  at 12/31/2003 and 12/31/2002          261,374             261,374

 Additional Paid-in capital              90,845              90,845

 Retained earnings
  Accumulated deficit)                 (402,219)           (402,219)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
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
                                                  =======   =======


















The accompanying notes are an integral part of these financial statements


              Knickerbocker Capital Corporation
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1997 to 2003)


                                            PAID-IN ACCUM $   TOTAL
              PREF STOCK    COMMON STOCK        $   EARNINGS  NET $
               SHS $AMT  SHARES      $ AMT  CAPITAL (LOSSES)(DEFICIT)
              ---- ---- ----------- ------- ------- -------- --------

BALANCE AT           $                 $       $        $        $
 12/31/97      -0-  -0- 261,200,000 261,200  90,845 (382,045) (30,000)
(Loss) Yr 1998                                      ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/98      -0-  -0- 261,200,000 261,200  90,845 (392,045) (40,000)
(Loss)Yr 1999                                       ( 10,000) (10,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/99      -0-  -0- 261,200,000 261,200  90,845 (402,845) (50,000)
 3/21/2000    ==== ==== =========== ======= ======= ========  =======
 10,000 for 1
 Reverse Split  -    -       26,120    -       -        -        -
              ---- ----     ------- ------- ------- --------  -------
BALANCE AT
  3/31/2000    -0-  -0-      26,120 261,200  90,845 (402,845) (50,000)
 Issue Shs to
 Off/Dir Svcs
 Rendered                   173,880     174         (    174)     -0-
              ---- ----     ------- -------  ------ --------  -------
BALANCE AT
 12/31/2000    -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)

BALANCE AT
 12/31/01      -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)

BALANCE AT
 12/31/02      -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)

BALANCE AT
 12/31/03      -0-  -0-     200,000 261,374  90,845 (402,219) (50,000)
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

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant. As of 4/15/00 total Common Stock shares issued and outstanding were 200,000. There has been no Common Stock issued since then. The total shares of Common Stock as of the end of the current fiscal year ending 12/31/03 and 2002 issued and outstanding were 200,000.

NOTE 3- ASSETS AND WORKING CAPITAL

As of the years ended December 31, 2003 and 2002, the Company has no assets and no working capital. Thus, the Company is not subject to SFAS 144 concerning the impairment of long-lived assets, which requires an assessment and measurement of these assets. The Company has not commenced operations, and an officer of the Company furnishes office space for the Company s headquarters.


NOTE 4- CONVERTIBLE PROMISSORY NOTE- RELATED PARTY

The $50,000 note payable balance at December 31, 2003 and 2002 represents the accruals of $10,000 per year for management services rendered by an officer of the Company accumulated over the 5 years of 1995 through 1999. The note is convertible to common stock at a rate of $.05 per share at the option of the holder. There is no stated interest rate, and the imputed interest is nominal and has thus not been accrued. The principal is due in full on December 31, 2006 if not converted.


NOTE 5- GOING CONCERN AND INCIDENTAL COSTS

Incidental costs to maintain legal registrations of the Company in the State of Colorado and with the Security and Exchange Commission have been paid or assumed by the current shareholders. This will continue for the foreseeable future.

The Company has incurred significant cumulative net losses since inception and has no working capital. The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be paid by the officers of the Company in the form of loans or issuance of stock. There can be no assurance that the Company will be able to obtain necessary funding or generate profitable operations in order to execute its business plan.
The financial statements do not reflect the effects, if any, of these uncertainties.



(b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference

   3.ii By-Laws of Knickerbocker Capital incorporated by reference

   4.i  Form of Specimen of common stock
         incorporated by reference

	Exhbit 23--Consent of Child Sullivan

	Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)	REPORTS ON FORM 8-K

None


ITEM 14. Principal Accountant Fees and Services

Audit Fees. The Company incurred aggregate fees and expenses of $500.00 And $ -0-, respectively, from David Winings, C.P.A., for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002
fiscal years.   These nominal fees were paid by the company's stockholders.

Tax Fees. The Company did not incur any tax fees to David Winings, C.P.A. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All other costs. During the 2003 fiscal year, the Company incurred aggregate fees and expenses of $-0- from David Winings, C.P.A. for all other services consisting of other fees and expenses of $-0-. Audit-related fees and expenses were for the audit of the Company, accounting, consultation and consents.
Other fees and expenses were primarily for tax compliance and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Audit Committee pursuant to its policies and procedures. Per the 8k of May 3, 2004 David Winings, CPA was dismissed as the registrant's independent public accountant and Child, Sullivan & Company was appointed as registrant's independent public accountant.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    May 6, 2004

Knickerbocker Capital Corporation


/s/ Dempsey K. Mork
------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date

/s/Dempsey K. Mork      President/CEO              05/06/2004
--------------------      Director
Dempsey K. Mork

/s/ Norbert LeBoeuf   Chief Financial Officer/   05/06/2004
--------------------      Director
Norbert LeBoeuf


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

Date:  May 6 2004


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

Date:  May 6 2004

 /s/Norbert LeBoeuf
--------------------------------
Norbert LeBoeuf, Chief Financial Officer