Form 10-K/A
period 2003-12-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2004-05-07
CIK 818806

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

Date:  May 6 2004

 /s/Norbert LeBoeuf
--------------------------------
Norbert LeBoeuf, Chief Financial Officer


                      CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Knickerbocker Capital Corporation
(the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


        /s/ Dempsey Mork
- -----------------------------
    Dempsey Mork
    Chief Executive Officer



Date May 6, 2004

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Knickerbocker Capital Corporation
(the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


        /s/ Norbert LeBoeuf
- -----------------------------
    Norbert LeBoeuf
    Chief Financial Officer

Date May 6, 2004