Form 10QSB/A
period 2004-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2004-07-07
CIK 818806

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

Date:     July 3, 2004
By:
/s/ Dempsey K. Mork
-----------------------------
Dempsey K. Mork
President and Chief
Executive Officer









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

Date:  July 3, 2004

/s/ Dempsey Mork
----------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer





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



/s/ Dempsey Mork
-------------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer

July 3, 2004