Form 10QSB/A
period 2004-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-05-26
CIK 818806

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


 Nevada                                      54-1059107
  (State or other Jurisdiction of          I.R.S. Employer Identi-
  Incorporation or Organization                fication No.)

52-625 Desert Club Drive (Suite# 207), La Quinta, CA       92252
  (Address of Principal Executive Offices)           (Zip Code)


                (760) 219 2776
     (Registrant's Telephone Number,
            including Area Code)

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
- - -----------------------------------------------
Title of Class                   Number of Shares
                                  outstanding at
                                  March 31, 2005

  No Exhibits included.























Item 1. Financial Statements
            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEETS
                              March 31,   Dec. 31,
                                  2004        2003
	                     (UNAUDITED)  (AUDITED)
ASSETS:
Total Assets                   $    -0-    $    -0-
                                =======     =======
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:             50,000      50,000
                                -------     -------
      Total Liabilities:       $ 50,000    $ 50,000
                                -------     -------
STOCKHOLDERS' DEFICIT:
Common Stock:
500,000,000 shares authorized,
$0.001 par value, 200,000
shares issued and outstanding      $200    $200

Preferred stock:
50,000,000 Shares authorized,
$0.01 par value, no shares
issued and outstanding               -           -
Additional Paid-In Capital    352,019      352,019

Accumulated Deficit          (402,219)   (402,219)
                               --------    --------
Total Stockholders'Deficit   $(50,000)   $(50,000)
                               --------    --------
      Total Liabilities and
       Stockholders' Deficit   $    -0-    $    -0-
                                =======     =======

The accompanying notes are an integral part of these financial statements.

                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
	                          (UNAUDITED)


                              3 Months Ended
		               March 31,
                             2004        2003
		            -------   -------
Revenue/Income              $    -0-  $   -0-

Operating Expenses               -0-      -0-       -
                             -------   -------   -------
Total Operating Expense     $    -0-  $    -0-
                             -------   -------   -------
Net (Loss) Income from
  Operations                $    -0-  $    -0-
                             =======   =======
Weighted average number of
shares outstanding          200,000   200,000
                             -------   -------   -------

Net(Loss) Income per Share   $   -0-   $   -0-
                             =======   =======   =======




The accompanying notes are an integral part of these financial statements.






                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
		       (UNAUDITED)


                               3 Months Ended
		                  March 31,
		                2004     2003
		              -------  -------

Cash Flows From
Operating Activities:

Net Profit (Loss)            $   -0-  $   -0-

Adjustments to Reconcile
Net Loss to Net Cash Used
from Operations                 -0-      -0-
                              -------  -------   -------
Net Cash Provide (Used) by
Operating Activities        $   -0-  $   -0-

Increase (Decrease) in Cash      -0-      -0-

Cash and Cash Equivalents,
Beginning of Period             -0-      -0-
                             -------   -------
Cash and Cash Equivalents,
End of Period               $   -0-  $   -0-
		              =======  =======
The accompanying notes are an integral part of these financial statements.





KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

GENERAL.
The condensed  financial statements of Knickerbocker
Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for a full year.


NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the "Company) incorporated in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through mergers or acquisitions. On February 25, 2004, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada.The Company has not commenced operations and has no working capital.

The Companys articles initially authorized 500,000,000 shares of Preferred Stock and 500,000,000 shares of Common Stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of March 31, 2004 and 2003.

Common Stock shares issued and outstanding as of March 31, 2004 and 2003 were 200,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY

Due to the Company having no operations or specific business plan, the Company is not considered a Development Stage Company as defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are not reported on the statements of operations or cash flows.

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the periods ended March 31, 2004 and 2003.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the periods presented.

USE OF ESTIMATES

The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $50,000 expiring in the years 2010 through 2019. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $20,000 and has been completely offset by a valuation allowance. There was no change in the valuation allowance for the periods presented.

The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.

FAIR VALUE OF ASSETS

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of long lived assets which requires an assessment and measurement of these assets.

NOTE 3 STOCKHOLDERS EQUITY

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of Common Stock issued and outstanding, resulting in 26,120 shares of Common Stock issued and outstanding.

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then. The total shares of Common Stock issued and outstanding as of March 31, 2004 were 200,000.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at March 31, 2004 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities Exchange Commission have been paid or assumed by the current officers and directors.

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

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the three months ended March 31, 2004 and 2003, Knickerbocker did not pursue any investing or financing activities.

Results of Operations.

For the three months ended March 31, 2004 and 2003, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three months ended March 31, 2004 and 2003 were $-0-, resulting in a loss from operations of $-0-.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB/A (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB/A has been made known to them in a timely fashion.

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

Date:     May 18, 2005
By:
/s/ Dempsey K. Mork
-----------------------------
Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
------------------------------
Norbert LeBoeuf
Chief Financial Officer











CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Knickerbocker Capital Corporation.

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

Date:  May 18, 2005

/s/ Dempsey Mork
----------------------------
Dempsey Mork
Chief Executive Officer





I, Norbert LeBoeuf, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Knickerbocker Capital Corporation.

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

Date:  May 18, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital
Corporation (the "Company") on Form 10-QSB/A for the period ending Mar. 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dempsey Mork
-------------------------------
Dempsey Mork
Chief Executive Officer





 CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB/A for the period ending
Mar. 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
May 18, 2005