Form 10QSB
period 2004-06-29
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-05-26
CIK 818806

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

                                June 30,   Dec. 31,
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

                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
		       (UNAUDITED)


                              3 Months Ended   6 Months Ended
                		   June 30,	June 30,
                             2004        2003     2004       2003

                            -------   -------   -------   -------
Revenue/Income             $    -0-  $   -0-   $    -0-  $    -0-

Operating Expenses              -0-      -0-        -0-       -0-
                             -------   -------   -------   -------
Total Operating Expense
	                   $    -0-  $    -0-  $    -0-  $    -0-
                             -------   -------   -------   -------
Net (Loss) Income from
  Operations               $    -0-  $    -0-  $    -0-  $    -0-
                             =======   =======   =======   =======

Weighted average number of
shares outstanding           200,000   200,000   200,000   200,000
                             -------   -------   -------   -------

Net(Loss) Income
per Share   	           $   -0-   $   -0-   $   -0-   $   -0-
                            =======   =======   =======   =======




The accompanying notes are an integral part of these financial statements.





                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
		     (UNAUDITED)


                               3 Months Ended  6 Months Ended
                 		    June 30,	June 30,
                                2004      2003     2004      2003
                              -------  -------   -------   -------

Cash Flows From
Operating Activities:

Net Profit (Loss)            $   -0-  $   -0-  $    -0-   $   -0-

Adjustments to Reconcile
Net Loss to Net Cash Provided by
(Used in) Operations             -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Net Cash Provided by (Used in)
Operating Activities        $   -0-  $   -0-   $   -0-   $   -0-

Increase (Decrease) in Cash     -0-      -0-       -0-       -0-

Cash and Cash Equivalents,
Beginning of Period             -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Cash and Cash Equivalents,
End of Period               $   -0-  $   -0-   $   -0-   $   -0-
                              =======  =======   =======   =======



The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004


GENERAL.
The condensed  financial statements of Knickerbocker
Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and six months ended June 30, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for a full year.


NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the "Company") incorporated in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through mergers or acquisitions. On February 25, 2004, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada.

The Company has not commenced operations and has no working capital.

The Companys articles initially authorized 500,000,000 shares of Preferred Stock and 500,000,000 shares of Common Stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of June 30, 2004 and 2003.

Common Stock shares issued and outstanding as of June 30, 2004 and 2003 were 200,000.

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

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then.
The total shares of Common Stock issued and outstanding as of June 30, 2004 were 200,000.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at June 30, 2004 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

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

For the three and six months ended June 30, 2004 and 2003, Knickerbocker did not pursue any investing or financing activities.

Results of Operations.

For the three and six months ended June 30, 2004 and 2003, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three and six months ended June 30, 2004 and 2003 were $-0-, resulting in a loss from operations of $-0-.


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

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  An 8K was filed on May 7, 2004 indicating the replacement of the Companys previous auditor, Mr. David Winings, CPA, Palm Desert, CA, with Child, Sullivan & Co., Certified Public Accountants, Kaysville, UT. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr.Winings was not registered with the PCAOB. There were no disagreements between the Company and Mr. Winings.

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 18, 2005
By:
/s/Dempsey K. Mork
-----------------------------
Dempsey K. Mork
President and Chief
Executive Officer

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

Date:  May 18, 2005

/s/ Norbert Leboeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer






        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on Form 10-QSB/A for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and
Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dempsey Mork
-------------------------------
Dempsey Mork
Chief Executive Officer
May 18, 2005



CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB/A for the period ending
June 30,2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
May 18