Form 10QSB
period 2004-09-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-05-26
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
               FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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






Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEETS


                               Sept. 30,   Dec. 31,
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
STOCKHOLDERS' DEFICIT:

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 200,000
 shares issued and outstanding    $200        $200

Preferred stock:
 50,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding             -0-         -0-

Additional Paid-In Capital      352,019      352,019

Accumulated Deficit             (402,219)   (402,219)
                                --------    --------
Total Stockholders' Deficit     $(50,000)   $(50,000)
                                --------    --------
      Total Liabilities and
       Stockholders' Deficit    $    -0-    $    -0-
                                 =======     =======



The accompanying notes are an integral part of these financial statements.









                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
			      (UNAUDITED)

                             	3 Months Ended      9 Months Ended
                		September 30,	     September 30,
				2004     2003       2004       2003

                             -------   -------   -------   -------
Revenue/Income              $    -0-  $   -0-   $    -0-  $    -0-

Operating Expenses               -0-      -0-        -0-       -0-
                             -------   -------   -------   -------
Total Operating Expense     $    -0-  $    -0-  $    -0-  $    -0-
                             -------   -------   -------   -------
Net (Loss) Income from
  Operations                $    -0-  $    -0-  $    -0-  $    -0-
                             =======   =======   =======   =======

Weighted average number of
 shares outstanding          200,000   200,000   200,000   200,000
                             -------   -------   -------   -------

Net(Loss) Income per Share   $   -0-   $   -0-   $   -0-   $   -0-
                             =======   =======   =======   =======




The accompanying notes are an integral part of these financial statements.


























                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
			    (UNAUDITED)


                                3 Months Ended      9 Months Ended
				  September 30,	      September 30,
                                2004      2003     2004      2003
                              -------  -------   -------   -------

Cash Flows From
 Operating Activities:

Net Profit (Loss)            $   -0-  $   -0-  $    -0-   $   -0-

Adjustments to Reconcile
 Net Loss to Net Cash Provided by
  (Used in)Operations            -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Net Cash Provided by (Used in)
 Operating Activities        $   -0-  $   -0-   $   -0-   $   -0-

Increase (Decrease) in Cash      -0-      -0-       -0-       -0-

Cash and Cash Equivalents,
 Beginning of Period             -0-      -0-       -0-       -0-
                              -------  -------   -------   -------
Cash and Cash Equivalents,
 End of Period               $   -0-  $   -0-   $   -0-   $   -0-
                              =======  =======   =======   =======




The accompanying notes are an integral part of these financial statements.





















KNICKERBOCKER CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

GENERAL.
The condensed financial statements of Knickerbocker Capital Corporation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and nine months ended September 30, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

No Preferred Stock shares have been issued and none are outstanding as of September 30, 2004 and 2003.

Common Stock shares issued and outstanding as of September 30, 2004 and 2003 were 200,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY

Due to the Company having no operations or specific business plan, the Company is not considered a Development Stage Company as defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are not reported on the statements of operations or cash flows.

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the periods ended September 30, 2004 and 2003.

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

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then. The total shares of Common Stock issued and outstanding as of September 30, 2004 were 200,000.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at September 30, 2004 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the
accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

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

Capital and Source of Liquidity

Knickerbocker does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the three and nine months ended September 30, 2004 and 2003, Knickerbocker did not pursue any investing or financing activities.

Results of Operations.
For the three and nine months ended September 30, 2004 and 2003, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three and nine months ended September 30, 2004 and 2003 were $-0-, resulting in a loss from operations of $-0-.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act")
Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

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

Date:     May 18, 2005
By:   /s/  Dempsey K. Mork
- ---------------------------

Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
------------------------------
Norbert LeBoeuf
Chief Financial Officer
















               CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Knickerbocker Capital Corporation.

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

Date:  May 18, 2005

/s/ Dempsey Mork
- --------------------------
Dempsey Mork
President, Chief Executive Officer, Director




I, Norbert LeBoeuf, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Knickerbocker Capital Corporation.

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

Date:  May 18, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer






        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on
Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the
Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

May 18, 2005





CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending Mar. 31,
2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
May 18, 2005