Form 10KSB
period 2004-12-29
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-05-26
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the period ended December 31, 2004


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


       (760) 219 2776
(Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes     No  X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                          200,000
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

As of December 31, 2004 and 2003, there were 200,000 shares of Common Stock issued and outstanding.

Preferred Stock.

As of December 31, 2004 and 2003, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.
                            PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.

There is not currently a public trading market for the Company s securities. As of December 31, 2004, there were 200,000 shares outstanding. No dividends have been declared or paid on the Company s securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Managements  Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was realized by the Company in 2004. There was no cash in the bank at the end of the year. The primary activity of the Company will involve seeking candidates it can acquire or with whom it can merge. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

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

Plan of Operations.

During the years ended December 31, 2004 and 2003, there were no revenues earned or expenses incurred, resulting in net operating losses of -0-.

For the years ended December 31, 2004 and 2003, there were no advances or loans from officers/directors.

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

Controls and Procedures.

The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2004,the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.


Item 7. Financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

An 8K was filed on May 7, 2004 indicating the replacement of the Companys previous auditor, Mr. David Winings, CPA, Palm Desert, CA, with Child, Sullivan & Co., Certified Public Accountants, Kaysville, UT. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. There were no disagreements between the Company and Mr. Winings.

Item 8A.  Controls and Procedures.

Evaluation of the Companys Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-KSB, the Companys principal executive officer and principal financial officer have evaluated the effectiveness of the Companys disclosure controls and procedures (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Companys management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will have been discovered.

Item 8B.  Other Information.
None.
                            PART III

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

Business Experience of Directors/Executive Officers:

Mr. Mork is the majority shareholder, President, Chief Executive Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1987. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation,
Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Knickerbocker business.

Mr. Norbert LeBoeuf is a shareholder,officer/director of Knickerbocker. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500) companies in electronics, manufacturing and aerospace. He will spend approximately 20 hours per month on Knickerbocker business.

Significant Employees.

The Company has no employees who are not executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10KSB as
Exhibit 14.

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
          =======

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 200,000 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                Number of Shares       Percentage
Name and address                    Beneficially Owned       of Class
-----------------------------       ------------------      ----------

Dempsey K. Mork, Pres/CEO/Director       173,893              86.95%
52-625 Desert Club Drive (Ste. 207)
La Quinta, CA 92262

Norbert L. LeBoeuf, CFO/Director           5,000               2.50%
829 Francis Drive
Palm Springs, CA 92262
                                       ---------              -----
          TOTAL                         *178,893             *89.45%
                                       =========              =====

* Percentage calculation of 200,000 shares outstanding at 12/31/2004.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.












Item 12.  Certain Relationships and Related Transactions.

The Companys officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.
















































                        KNICKERBOCKER CAPITAL CORPORATION

                                    PART F/S

                          Index to Financial Statements





 (1) Audited Financial Statements for years ended December 31, 2004 and
2003

Report of Independent Registered Public Accounting Firm-

      Balance Sheets at 12/31/2004 and 12/31/2003

      Statements of Operations for Yrs 2004 - 2003

      Statements of Cash Flows for Yrs 2004 - 2003

      Statements of Stockholders' Equity for Yrs 2004 - 2003

      Notes to the Financial Statements














Report of Independent Registered Public Accounting Firm


To the Board of Directors
Knickerbocker Capital Corporation

We have audited the balance sheets of Knickerbocker Capital Corporation (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Companys ability to meet its obligations and to continue as a going concern. Managements plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Sullivan & Company
Kaysville, Utah
February 28, 2005








                Knickerbocker Capital Corporation
                          BALANCE SHEETS


                                            As of December 31
              ASSETS                   2004                   2003

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========
LIABILITIES & SHAREHOLDERS EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 5)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS EQUITY (NOTES 1 & 3)
 Preferred stock, par value $.001;
  500,000,000 shares authorized; -0-
  shares issued and outstanding
  at 12.31.2004 and 12.31.2003        $     -0-           $     -0-

 Common stock, par value $.001;
  500,000,000 shares authorized;
  issued & outstanding 200,000
  at 12/31/2004 and 12/31/2003              200                 200
 Additional Paid-in capital             352,019             352,019

 Retained earnings
  Accumulated deficit)                 (402,219)           (402,219)
                                       --------            --------
TOTAL SHAREHOLDERS EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========


 The accompanying notes are an integral part of these financial statements





                     Knickerbocker Capital Corporation
                          STATEMENTS OF OPERATIONS





                                             Year Ended December 31,
                                                2004          2003


Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $     -0-
                                              --------    --------
Income (Loss) From Operations                $(    -0-)  $(    -0-)
                                              --------    --------
Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $(    -0-)  $(    -0-)
                                              ========    ========

Per share information:

Basic Income/ (Loss) per common share           $(0.0)      $(0.0)
                                                -----       -----
Basic weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========

Diluted (loss) per common share                 $(0.0)      $(0.0)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding               200,000     200,000
                                              =========   =========








The accompanying notes are an integral part of these financial statements










                 Knickerbocker Capital Corporation
                      STATEMENTS OF CASH FLOWS




						Year Ended December 31,
                                                   2004      2003


Cash Flows From Operating Activities:

Net Income (Loss):                               $(   -0-) $(   -0-)

Adjustments to Reconcile Net Income (Loss) to Net

  Cash (Used in) Provided by Operations               -0-       -0-
                				   -------   -------

Net Cash (Used in) Provided by Operations             -0-       -0-

Net Cash (Used in) Provided by
       Investing Activities    			      -0-       -0-

Net Cash (Used in) Provided by
       Financing Activities		              -0-       -0-
                                                   -------   -------
Net Cash Increase (Decrease)                          -0-       -0-

Cash, Beginning of Period                             -0-       -0-
                                                  -------   -------

Cash, End of Period                              $    -0-  $    -0-
                                                   =======   =======
















The accompanying notes are an integral part of these financial statements









              Knickerbocker Capital Corporation
              Statement of Stockholders' Equity
     For the Years Ended December 31 2004 AND 2003


                                            PAID-IN ACCUM $   TOTAL
              PREF STOCK    COMMON STOCK        $   EARNINGS  NET $
               SHS $AMT  SHARES      $ AMT  CAPITAL (LOSSES)(DEFICIT)
              ---- ---- ----------- ------- ------- -------- --------

BALANCE AT
 12/31/02      -0-  -0-     200,000 200  352,019 (402,219) (50,000)

BALANCE AT
 12/31/03      -0-  -0-     200,000 200  352,019 (402,219) (50,000)

BALANCE AT
 12/31/04      -0-  -0-     200,000 200  352,019 (402,219) (50,000)
              ==== ====     ====== ===== ======   =======   ======





The accompanying notes are an integral part of these financial statements


              Knickerbocker Capital Corporation
                Notes to Financial Statements
        For The Years Ended December 31, 2004 and 2003

GENERAL:

The financial statements of Knickerbocker Capital Corporation (the Company) included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.


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

No Preferred Stock shares have been issued and none are outstanding as of December 31, 2004 and 2003.

Common Stock shares issued and outstanding as of December 31, 2004 and 2003 were 200,000.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY

Due to the Company having no operations or specific business plan, the Company is not considered a Development Stage Companyas defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are not reported on the statements of operations, changes in stockholders equity, or cash flows.

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company paid $0 in interest and income taxes.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2004 and 2003.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $50,000 expiring in the years 2010 through 2019. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $20,000 and has been offset by a full valuation allowance. There was no change in the valuation allowance for the years ended December 31, 2004 and 2003.

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

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, bringing total Common Stock shares issued and outstanding to 200,000. There has been no Common Stock issued since then. The total shares of Common Stock issued and outstanding as of 12/31/04 and 2003 were 200,000.


NOTE 4-ASSETS AND WORKING CAPITAL:

As of December 31, 2004 and 2003, the Company had no assets and no working capital. The Company has not started operations. The
President/CEO furnishes office space for the Company Headquarters.

NOTE 5-CURRENT LIABILITIES:

The $50,000 balance at December 31, 2004 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05 per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

NOTE 6-GOING CONCERN AND INCIDENTAL COSTS:

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

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commission have been paid or assumed by the current shareholders of Knickerbocker. This will continue for the foreseeable future.

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


(b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference

   3.ii By-Laws of Knickerbocker Capital incorporated by reference

   4.i  Form of Specimen of common stock
         incorporated by reference

Exhibit 14  Code of Ethics

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

(B)	REPORTS ON FORM 8-K

An 8K was filed on May 7, 2004 indicating the replacement of the Companys previous auditor, Mr. David Winings, CPA, Palm Desert, CA, with Child, Sullivan & Co., Certified Public Accountants, Kaysville, UT. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. There were no disagreements between the Company and Mr. Winings.

ITEM 14. Principal Accountant Fees and Services

During the year 2004, our prior auditor, Mr. David Winings, CPA, was replaced by Child, Sullivan & Co. because he was not certified by the PCAOB.

Audit Fees. During the fiscal year ending December 31, 2004, the Company incurred aggregate fees and expenses of $800 for the audit of the financial statements for the year ended December 31, 2003.

Tax Fees. During the fiscal year ending December 31, 2004, the Company did not incur any fees for professional services rendered for tax return preparation, tax compliance, tax advice, or tax planning.

All other costs. During the 2004 fiscal year, the Company incurred no additional fees with David Winnings, CPA or Child, Sullivan & Co.

The Audit Committee considered whether, and determined that, the auditors provision of non-audit services was compatible with maintaining the auditors independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to use Child, Sullivan & Co. solely for audit and audit related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    May 18, 2005

Knickerbocker Capital Corporation

/s/ Dempsey K. Mork
------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date

/s/  Dempsey K. Mork      President/CEO              April 31, 2005
--------------------      Director
Dempsey K. Mork

/s/ Dempsey K. MOrk       Chief Financial Officer/   April 31, 2005
--------------------      Director
Norbert LeBoeuf


EXHIBIT 14

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Knickerbocker Capital Corporation ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

Applicability

As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:


1.	Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

2.	Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict.

3.	Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

4.	Comply and take all reasonable actions to cause others to comply with applicable government laws, rules, and

5.	Promptly report violations to the appropriate committee of the Board of
Directors.

6.	Senior Financial Officers must also comply with the Code of Ethics and
Standards of Conduct applicable to the Companys Directors, officers, and employees generally.

Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/ Dempsey Mork              Date:  May 18, 2005
-----------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/ Dempsey Mork              Date: May 18, 2005
--------------------         --------------------
Chief Financial Officer
Director




               CERTIFICATIONS 31.1

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

Date:  May 18, 2005
/s/ Dempsey K. Mork
-------------------------
Dempsey K. Mork,  President, Chief Executive Officer



                     CERTIFICATION 31.2

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
.. . .

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

Date:  May 18, 2005

/s/ Norbert LeBoeuf
--------------------------------
Norbert LeBoeuf, Chief Financial Officer





Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knickerbocker Capital Corporation. (the "Company") on Form 10-KSB for the year ending December 31, 2004 (the "Report"), I, Dempsey K. Mork, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/Dempsey K. Mork
-----------------------------
Dempsey K. Mork, President and Chief Executive Officer
May 18, 2005



Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knickerbocker Capital Corporation. (the "Company") on Form 10-KSB for the year ending December 31, 2004 (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906
1185:    of the Sarbanes-Oxley Act of 2002, that:
1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/ Norbert LeBoeuf
--------------------------
Norbert LeBoeuf, Chief Financial Officer
May 18, 2005