Form 10QSB
period 2005-03-31
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-05-26
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
               FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to _____

      Commission File Number 33-15596-D

     Knickerbocker Capital Corporation
   (Exact Name of Registrant as specified
                in its Charter)


  Nevada                                      54-1059107
  (State or other Jurisdiction of          I.R.S. Employer Identi-
  Incorporation or Organization)                fication No.)

52-625 Desert Club Drive (Suite# 207), La Quinta, CA 92252
  (Address of Principal Executive Offices)       (Zip Code)

                (760) 219 2776
(Registrant's Telephone Number,including Area Code)

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






Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEET
		     March 31, 2005
		       (UNAUDITED)


ASSETS:

Total Assets                   $    -0-
                                =======

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:           $ 50,000
                                -------
      Total Liabilities:       $ 50,000
                                -------
STOCKHOLDERS' DEFICIT:

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 200,000
 shares issued and outstanding $   200

Preferred stock:
 50,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding             -0-

Additional Paid-In Capital      352,019

Accumulated Deficit            (402,219)
                               --------
Total Stockholders' Deficit    $ (50,000)
                               --------
      Total Liabilities and
       Stockholders' Deficit   $    -0-
                                =======



The accompanying notes are an integral part of these financial statements.












                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
			      (UNAUDITED)


                              3 Months Ended
				   March 31,
                               2005     2004



                             -------   -------
Revenue/Income              $    -0-  $   -0-

Operating Expenses               -0-      -0-
                             -------   -------
Total Operating Expense     $    -0-  $    -0-
                             -------   -------
Net (Loss) Income from
  Operations                $    -0-  $    -0-
                             =======   =======

Weighted average number of
 shares outstanding          200,000   200,000
                             -------   -------

Net(Loss) Income per Share   $   -0-   $   -0-
                             =======   =======





The accompanying notes are an integral part of these financial statements.























                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
			    (UNAUDITED)



                                3 Months Ended
				     March 31,
                                2005      2004

                              -------  -------


Cash Flows From
 Operating Activities:

Net Profit (Loss)            $   -0-  $   -0-

Adjustments to Reconcile
 Net Loss to Net Cash Provided by
  (Used in)Operations            -0-      -0-

                              -------  -------

Net Cash Provided by (Used in)
 Operating Activities        $   -0-  $   -0-

Increase (Decrease) in Cash      -0-      -0-

Cash and Cash Equivalents,
 Beginning of Period             -0-      -0-

                              -------  -------

Cash and Cash Equivalents,
 End of Period               $   -0-  $   -0-

                              =======  =======




The accompanying notes are an integral part of these financial statements.














KNICKERBOCKER CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2005

GENERAL.
The condensed financial statements of Knickerbocker Capital Corporation included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

No Preferred Stock shares have been issued and none are outstanding as of March 31, 2005.

Common Stock shares issued and outstanding as of March 31, 2005 were 200,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY

Due to the Company having no operations or specific business plan, the Company is not considered a Development Stage Company as defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are not reported on the statements of operations or cash flows.

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the three months ended March 31, 2005.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $50,000 expiring in the years
2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $20,000 and has been completely offset by a valuation allowance. There was no change in the valuation allowance for the periods presented.

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

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then. The total shares of Common Stock issued and outstanding as of March 31, 2005 were 200,000.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at March 31, 2005 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

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

For the three months ended March 31, 2005 and 2004, Knickerbocker did not pursue any investing or financing activities.

Results of Operations.
For the three months ended March 31, 2005 and 2004, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $-0-, resulting in a loss from operations of $- 0-.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act")Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and

.. . .

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

Date: May 18, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

May 18, 2005





CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending Mar. 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
May 18, 2005