Form 10QSB
period 2005-06-30
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-08-15
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                        FORM 10-QSB

[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 2005

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

	For the transition period from _____to _____


               Commission File Number 33-15596-D

Knickerbocker Capital Corporation
(Exact Name of Registrant as specified in its Charter)

Nevada                                      54-1059107
(State or other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)


52-625 Desert Club Drive (Suite# 207), La Quinta, CA 	92252
	(Address of Principal Executive Offices) 	(Zip Code)

              (760) 219 2776
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i)has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90days.

Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value  			200,000
(Title of Class, par value)  (Number of Shares outstanding at August 15, 2005)


               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.


KNICKERBOCKER CAPITAL CORPORATION
BALANCE SHEET
June 30, 2005
(UNAUDITED)



ASSETS
Total assets		                   	$	-
                                                  ============


LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES
Current liabilities (note 4) 	         	$	50,000
                                                  ------------
      Total liabilities  		     	 	50,000

STOCKHOLDERS DEFICIT (note 3)
Preferred stock; $0.001 par value; 50,000000 shares
   authorized; no shares issued and outstanding		-

Common stock; $0.001 par value; 500,000,000 shares
   authorized; 200,000 shares issued and outstanding	   200

Additional paid-in capital		               352,019
Accumulated deficit		                      (402,219)
                                                   ------------
Total stockholders' deficit	                       (50,000)
                                                   ------------
Total liabilities and stockholders' deficit	$	-
                                                   ============














KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)





                   For the Six Months Ended

For the Three Months Ended


June 30,

June 30,


2005
2004

2005

2004


                  -----------------------------------------------------







Revenues
          $         -

 $       -

  $       -

   $           -










Expenses
                    -

         -

          -

               -




                  -----------  -----------  ----------  -------------





Net income (loss)
$         -

 $       -

  $       -

   $           -


                  ===========  ===========  =========   =============







Net income (loss)
   per share
      $         -

 $       -

 $       -

   $           -
                  ===========  ===========  =========   =============










Weighted average number








 common shares
  outstanding
         200,000     200,000

   200,000

        200,000

                  ===========  ===========   ========   =============





















KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                             For the Six Months Ended


June 30,


2005
           2004
                                             ------------------------





Operating Activities




   Net income (loss)
                       $         -

 $          -






Adjustments to reconcile net loss
  to net cash used in operations:
                    -

            -






Changes in operating assets and liabilities:
         -

            -
                                             -----------  -----------

Cash provided by (used in) operating activities
      -

            -






Investing Activities
                                 -

            -





                                              ----------  -----------
Financing Activities
                                 -             -
                                              ----------  -----------





Net change in cash
                                   -

            -

Cash at beginning of the period
                      -

            -
                                              ----------  -----------





Cash at end of the period
                  $         -

 $          -
                                              ==========  ===========





KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

GENERAL.

The condensed financial statements of Knickerbocker Capital Corporation included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2005.

NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the Company ) incorporated in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through mergers or acquisitions. On February 25, 2004, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada. The Company has not commenced operations and has no working capital.

The Company s articles initially authorized 500,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of June 30, 2005.

Common Stock shares issued and outstanding as of June 30, 2005 were 200,000.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2005.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $50,000 expiring in the years 2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $20,000 and has been completely offset by a valuation allowance. There was no change in the valuation allowance for the periods presented.

The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.

FAIR VALUE OF ASSETS

The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of long-lived assets which requires an assessment and measurement of these assets.

NOTE 3 STOCKHOLDERS EQUITY:

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of Common Stock issued and outstanding, resulting in 26,120 shares of Common Stock issued and outstanding.

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then. The total shares of Common Stock issued and outstanding as of June 30, 2005 were 200,000.

NOTE 4 - CURRENT LIABILITIES:

The $50,000 balance at June 30, 2005 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

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

Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities and Exchange
Commission have been paid or assumed by the current officers and directors.

The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be borne/paid by the Officers/Directors of the Company in the form of loans/advances or the issuance of stock.








Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has no working capital.


Capital and Source of Liquidity


Knickerbocker does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial
Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the six months ended June 30, 2005 and 2004, Knickerbocker did not pursue any investing or financing activities.


Results of Operations


For the six months ended June 30, 2005 and 2004, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three and six months ended June 30, 2005 and 2004 were $-0-, resulting in a loss from operations of $-0-.

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

                None

Item 5.  OTHER INFORMATION

                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

31.1(a) and (b) Certifications pursuant to Rule 13a-14(a) or
  15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(a) and (b) Certifications pursuant to 18 U.S.C.
  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 15, 2005
By:   /s/ Dempsey K. Mork
- ---------------------------

Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
------------------------------
Norbert LeBoeuf
Chief Financial Officer




CERTIFICATIONS

Exhibit 31.1(a)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(d) disclosed in this report any change in the registrant s internal control over financial reporting that occurred during the registrant s most recent fiscal quarter (the registrant s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant s internal control over financial reporting; and


5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  August 15, 2005

/s/Dempsey Mork
- --------------------------
Dempsey Mork
President, Chief Executive Officer, Director


Exhibit 31.1(b)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under out supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrant s internal control over financial reporting that occurred during the registrant s most recent fiscal quarter
      (the registrant s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant s internal control over financial reporting; and

5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant s auditors and the audit committee of the registrant s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant s ability to record, process, summarize and report financial data and have identified for the registrant s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 15, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer



Exhibit 32.1(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker
Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
           Exchange Act of 1934; and
       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

August 15, 2005


Exhibit 32.1(b)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
August 15, 2005