Form 10QSB/A
period 2005-08-17
KNICKERBOCKER CAPITAL CORPORATION
filed 2005-08-17
CIK 818806

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

                  ===========  ===========   ========   =============





















KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                            For the Six Months Ended
                                                     June 30,
                                                2005         2004
                                             ------------------------
Operating Activities

   Net income (loss)                         $         -  $         -


Adjustments to reconcile net loss
  to net cash used in operations:                      -            -


Changes in operating assets and liabilities:           -            -
                                             -----------  -----------
Cash provided by (used in) operating activities        -            -


Investing Activities                                   -            -

                                              ----------  -----------
Financing Activities                                   -            -
                                              ----------  -----------
Net change in cash                                     -            -
Cash at beginning of the period                        -            -
                                              ----------  -----------
Cash at end of the perio
                     $        -  $         -
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