Form 10-Q
period 2005-09-30
KNICKERBOCKER CAPITAL CORP
filed 2005-11-15
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _____to _____

Commission File Number 33-15596-D

Knickerbocker Capital Corporation
(Exact Name of Registrant as specified in its Charter)

Nevada						54-1059107
(State or other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

51625 Desert Club Dr. Suite 207, La Quinta, CA	92253
(Address of Principal Executive Offices)	(Zip Code)

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
Yes	X		No

Indicate by check mark whether the Company is a shell
company (as defined in Rule 12b-2 of the Exchange Act):
Yes	X		No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value				200,000
(Title of Class, par value)		(Number of
Shares outstanding,
November 10, 2005)
PART I - FINANCIAL INFORMATION
Item 1	Financial Statements

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


KNICKERBOCKER CAPITAL CORPORATION
CONDENSED BALANCE SHEET
September 30, 2005
(UNAUDITED)


ASSETS





Total assets
$
-






LIABILITIES AND STOCKHOLDERS' DEFICIT





LIABILITIES


Current liabilities


  Accounts payable
$
400
  Convertible promissory notes -


    related party (note 4)

50,000



Total liabilities

50,400



STOCKHOLDERS' DEFICIT (note 3)





Preferred stock; $0.001 par value;


  500,000,000 shares authorized;


  no shares issued and outstanding

-



Common stock; $0.001 par value;


  500,000,000 shares authorized;


  200,000 shares issued and outstanding

200



Additional paid-in capital

352,019
Accumulated deficit

(402,619)



Total stockholders' deficit

(50,400)



Total liabilities and stockholders' deficit
$
-












KNICKERBOCKER CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)



For the Three Months Ended

For the Nine Months Ended

September 30,

September 30,

2005

2004

2005

2004
Revenues
$
-

$
-

$
-

$
-












Expenses

400


-


400


-












Net loss
$
(400)

$
-

$
(400)

$
-












Net loss per share
$
-

$
-

$
-

$
-












Weighted average common











  shares outstanding

200,000


200,000


200,000


200,000


KNICKERBOCKER CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)



For the Nine Months Ended

September 30,

2005

2004






Operating Activities





  Net loss
$
(400)

$
-






Adjustments to reconcile net loss





  to cash used in operations:

-


-






Changes in operating assets





and liabilities:





  Increase in accounts payable

400


-






Cash used in operating activities

-


-






Investing Activities

-


-






Financing Activities

-


-






Net change in cash

-


-
Cash at beginning of period

-


-






Cash at end of period
$
-

$
-


KNICKERBOCKER CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)

GENERAL
The condensed financial statements of Knickerbocker Capital
Corporation included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the nine months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December
31, 2005.

NOTE 1 - ORGANIZATION
Knickerbocker Capital Corporation, (the "Company") incorporated in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through mergers or acquisitions. On
February 25, 2004, the Company merged with Knickerbocker
Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada. The Company has not commenced operations and has no working capital.

The Company's articles initially authorized 500,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of September 30, 2005.

Common Stock shares issued and outstanding as of September
30, 2005 were 200,000.
KNICKERBOCKER CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2005.

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


KNICKERBOCKER CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD)

INCOME TAXES (CONTD)
The Company has a federal net operating loss carryforward of $50,400 expiring in the years 2010 through 2025. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $20,160 and has been completely offset by a valuation allowance, which increased by $160 and $0 during the nine months ended September 30, 2005 and 2004, respectively.

FAIR VALUE OF ASSETS
The Company currently has no assets and is, therefore, at this time not subject to FAS No. 121 concerning the impairment of long-lived assets, which requires an assessment and measurement of these assets.

DEVELOPMENT STAGE COMPANY
Due to the Company having no specific business plan or operations, the Company is not a "Development Stage
Company" as defined by Generally Accepted Accounting
Principals (GAAP). Therefore, cumulative amounts from inception are not reported on the statements of operations, shareholders' equity or cash flows.

NOTE 3 - STOCKHOLDERS' EQUITY
On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of Common Stock issued and outstanding, resulting in 26,120 shares of Common Stock issued and outstanding.

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. There has been no Common Stock issued since then. The total shares of Common
Stock issued and outstanding as of September 30, 2005 were 200,000.



KNICKERBOCKER CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS
The $50,000 balance at September 30, 2005 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In
December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

For the nine months ended September 30, 2005 and 2004, Knickerbocker did not pursue any investing or financing activities.

Results of Operations

For the nine months ended September 30, 2005 and 2004, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three and nine months ended September 30, 2005 and 2004 were $400 and $0, respectively.

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

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
None

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

31.1(a) and (b) Certifications pursuant to Rule 13a-
14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(a) and (b) Certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 10, 2005
By:   /s/ Dempsey K. Mork
----------------------------

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

 (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter
(the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 10, 2005

/s/Dempsey Mork
---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


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

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter
(the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 10, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker
Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Dempsey Mork, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director

November 10, 2005



Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker
Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
November 10, 2005