Form 10QSB
period 2005-09-30
KNICKERBOCKER CAPITAL CORP
filed 2005-12-16
CIK 818806

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

              Commission File Number 33-15596-D

              Knickerbocker Capital Corporation
    (Exact Name of Registrant as specified in its Charter)

    Nevada                                    54-1059107
(State or other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)          Identification No.)

1625 Desert Club Dr. Suite 207, La Quinta, CA     92253
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
Yes       X              No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                2,001,350
(Title of Class, par value)              (Number of Shares
                                           outstanding,
December 14, 2005)
PART I - FINANCIAL INFORMATION
Item 1       Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB/A Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended
December 31, 2004 previously filed with the Securities and Exchange Commission.


KNICKERBOCKER CAPITAL CORPORATION
CONDENSED BALANCE SHEET
September 30, 2005
(UNAUDITED)


ASSETS

Total assets       $       -


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
  Accounts payable       $                              400
  Convertible promissory notes -
    related party (note 4)                           50,000

Total liabilities                                    50,400

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  500,000,000 shares authorized;
  no shares issued and outstanding                        -

Common stock; $0.001 par value;
  500,000,000 shares authorized;
  200,000 2,001,350 shares issued and outstanding    2,0010

Additional paid-in capital                   350,218352,019
Accumulated deficit                               (402,619)

Total stockholders' deficit                        (50,400)

Total liabilities and stockholders' deficit       $       -












                                  KNICKERBOCKER CAPITAL CORPORATION
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                       For the Three Months Ended               For the Nine Months Ended
                             September 30,                            September 30,
                         2005              2004                   2005              2004
Revenues       $       -              $       -              $       -              $
-

Expenses                  400               -                     400                 -

Net loss       $         (400)      $       -                $   (400)        $       -

Net loss per share $       -        $       -                $       -        $       -

Weighted average common
  shares outstanding  2,001,350  2,001,350                      2,001,350      2,001,350

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

Common Stock shares issued and outstanding as of September
30, 2005 were2,001,350.
              KNICKERBOCKER CAPITAL CORPORATION
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                    September 30, 2005
                        (UNAUDITED)

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

On August 16, 2004, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding.
The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at September
30, 2005.
             KNICKERBOCKER CAPITAL CORPORATION
          NOTES TO CONDENSED FINANCIAL STATEMENTS
                     September 30, 2005
                         (UNAUDITED)

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

Date:     December 14, 2005
By:   /s/ Dempsey K. Mork
----------------------------

Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
------------------------------
Norbert LeBoeuf
Chief Financial Officer