Form 10KSB
period 2005-12-31
KNICKERBOCKER CAPITAL CORP
filed 2006-04-03
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the period ended December 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.


         Commission File Number 33-15596-D

                         Knickerbocker Capital Corporation
      (Exact Name of Small Business Issuer as specified in its Charter)


       Nevada                              54-1059107
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


  69930 Highway 111, Suite 100, Rancho Mirage, CA            92270
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

(1) Yes [X]   No  []  (2)  Yes [X]  No [X]

 Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

  Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No

  State issuer's revenues for its most recent fiscal year: $0

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                          2,001,350
Title of Class                            Number of Shares Outstanding
                                                at March 31, 2006


No exhibits included.



                        PART I
Item 1.  Description of Business.

Business Development.

Knickerbocker Capital Corporation (the "Company") was organized under the laws of the State of Colorado on February 24, 1987, under the name of "Knickerbocker Capital Corporation." The Company was incorporated primarily for the purpose of acquiring an interest in unspecified business opportunities through mergers and acquisitions. On February 25, 2005, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada.

The Company has not commenced operations and has not generated any revenues since inception. There are no employees other than officers or directors.

The Company's articles initially authorized the Company to issue
500,000,000 shares of common stock and 500,000,000 shares of preferred stock, both at a par value of $0.001 per share.

Common Stock.

On March 21, 2000, the 261,200,000 shares of common stock issued and outstanding were reduced to 26,120 shares outstanding by a 10,000 to 1 reverse split.

On April 15, 2000, 173,880 shares of Common Stock were issued at the stated per share par value of $0.001 to officers/directors for services rendered for total value of $174.

On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at December 31, 2005.


Preferred Stock.

As of December 31, 2005, there were no shares issued and outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished at no charge by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.
                            PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.

There is not currently a public trading market for the Company's securities. As of December 31, 2005, there were 2,001,350 common shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Management's  Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2005. As a result, no income was realized by the Company in 2005, and there was no cash at the end of the year.
The primary activity of the Company will involve seeking candidates it can acquire or with whom it can merge. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

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

Plan of Operations.

The Company has not engaged in any material operations or had any revenues from operations during the past two fiscal years. The Company incurred operating expenses totaling $4,335 for the year ended December 31, 2005.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows. We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds during the next twelve months.

Item 7. Financial Statements.

See attached financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

An 8K-A was filed on January 17 2006 disclosing on or about January 1, 2006, Child, Sullivan & Company, the principal accountant for Knickerbocker Capital (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.
There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit
16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.
Item 8A.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B.  Other Information.

None.
                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:


                                           Date of       Date of
                                         Election or   Termination or
Name                Positions Held       Designation   Resignation
- ------------------  -------------------  -----------   --------------

Dempsey K. Mork     President CEO/
                     Director             01/31/2000         -

Norbert L. LeBoeuf  Chief Financial
                     Officer/Director     12/15/2002         -

Business Experience of Directors/Executive Officers:

Mr. Mork (age ?) is the majority shareholder, President, and Chief
Executive
Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1987. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation,
Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Knickerbocker business.

Mr. Norbert LeBoeuf (age ?) is a shareholder and officer/director of Knickerbocker. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500) companies in electronics, manufacturing and aerospace. He will spend approximately 20 hours per month on Knickerbocker business.

Significant Employees.

The Company has no employees who are not executive officers.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10KSB as
Exhibit 14.

Item 10.  Executive Compensation.

 (1)     On April 15, 2000, 173,880 shares of "unregistered" and
"restricted" shares of the Company's Common Stock were issued for services rendered at the stated par value per share of $0.001 as follows:


           Number                          As of 4/15/2000
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------

          156,380  Dempsey K. Mork       (Officer/Director)
            7,500  Randall A. Baker      (Officer/Director)
            5,000  Norbert L. Le Boeuf   (Officer/Director)
            5,000  Robert J. Filiatreaux (Outside Consultant)
          -------
  Total   173,880*
          =======

* These shares are stated at their original issuance amount and do not reflect the 10-to-1 stock split occurring in August 2005 (see Note 3 to the financial statements).

To date, no additional compensation has been provided to the officers and directors, Dempsey Mork and Norbert LeBoeuf. There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's officers or directors for committee participation, special assignments, or other services rendered in the normal course of business.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                    Number of Shares       Percentage
Name and address                    Beneficially Owned       of Class
- -----------------------------       ------------------      ---------
-

Dempsey K. Mork, Pres/CEO/Director       173,893              86.95%
39930 Highway 111, Suite 100
Rancho Mirage, CA 92270

Norbert L. LeBoeuf, CFO/Director           5,000               2.50%
829 Francis Drive
Palm Springs, CA 92262
                                       ---------              -----
          TOTAL                         *178,893             *89.45%
                                       =========              =====

* These shares are stated at their original issuance amount and do not reflect the 10-to-1 stock split occurring in August 2005 (see Note 3 to the financials statements). Accordingly, the percentage of class is calculated based on the pre-split total shares outstanding at December 31, 2005 of 200,000 shares.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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

(B)     REPORTS ON FORM 8-K

An 8K-A was filed on January 17 2006 disclosing on or about January 1, 2006, Child, Sullivan & Company, the principal accountant for Knickerbocker Capital (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

ITEM 14. Principal Accountant Fees and Services


Audit Fees. During the fiscal years ending December 31, 2005 and 2004, the Company incurred aggregate fees and expenses for professional services rendered by our principal accountant, Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), for the audits of our annual financial statements and reviews of our quarterly financial statements of $4,335 and $0, respectively.

Tax Fees. During the fiscal years ending December 31, 2005 and 2004, the Company did not incur any fees for professional services rendered for tax return preparation, tax compliance, tax advice, or tax planning.

All other costs. During the 2005 fiscal year, the Company incurred no additional fees with its principal accountants.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2005 and 2004 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to use Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), solely for audit and audit related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 31, 2006

Knickerbocker Capital Corporation

/s/ Dempsey K. Mork
- ------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date

/s/  Dempsey K. Mork      President/CEO              March 31, 2006
- --------------------      Director
Dempsey K. Mork

/s/ Norbert LeBoeuf       Chief Financial Officer/   March 31, 2006
- --------------------      Director
Norbert LeBoeuf


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

6. Senior Financial Officers must also comply with the Code of Ethics and
Standards of Conduct applicable to the Company's Directors, officers, and employees generally.

Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial
Officer's code
of conduct in registered public companies must be reported on Form 8-K to the
Securities and Exchange Commission.

Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/ Dempsey Mork              Date:  March 31, 2006
- -----------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/ Norbert LeBoeuf              Date: March 31, 2006
- --------------------         --------------------
Norbert LeBoeuf
Chief Financial Officer
Director




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

Date:  March 31, 2006
/s/ Dempsey K. Mork
- -------------------------
Dempsey K. Mork,  President, Chief Executive Officer



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
... . .

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

Date:  March 31, 2006

/s/ Norbert LeBoeuf
- --------------------------------
Norbert LeBoeuf, Chief Financial Officer





Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knickerbocker Capital
Corporation. (the
"Company") on Form 10-KSB for the year ending December 31, 2005 (the
"Report"),
I, Dempsey K. Mork, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906
of the Sarbanes-Oxley Act of 2002, that:
1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/Dempsey K. Mork
- -----------------------------
Dempsey K. Mork, President and Chief Executive Officer
March 31, 2006



Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knickerbocker Capital
Corporation. (the
"Company") on Form 10-KSB for the year ending December 31, 2005 (the
"Report"),
I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906
1185:    of the Sarbanes-Oxley Act of 2002, that:
1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/ Norbert LeBoeuf
- --------------------------
Norbert LeBoeuf, Chief Financial Officer
March 31, 2006


KNICKERBOCKER CAPITAL CORPORATION
Audited Financial Statements

For the Years Ended December 31, 2005 and 2004





Report of Independent Registered Public Accounting Firm               F-1

Financial Statements:

Balance Sheet                                                         F-2

Statements of Operations                                              F-3

Statements of Changes in Stockholders Deficit                         F-4

Statements of Cash Flows                                              F-5

Notes to the Financial Statements                               F-6 - F-8









































Report of Independent Registered Public Accounting Firm


To the Board of Directors
Knickerbocker Capital Corporation

We have audited the balance sheet of Knickerbocker Capital Corporation (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders deficit and cash flows for the years ending December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ending December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered net losses since inception and has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 29, 2006







KNICKERBOCKER CAPITAL CORPORATION
BALANCE SHEET
December 31, 2005


ASSETS

Total assets                                            $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                      $     1,500

Long-term liabilities:
Notes payable - related parties (note 4)                    52,835

Total liabilities                                           54,335

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 500,000,000 shares
   authorized; no shares issued and outstanding               -

Common stock; $0.001 par value; 500,000,000 shares
   authorized; 2,001,350 shares issued and outstanding      2,001

Additional paid-in capital                                350,218
Accumulated deficit                                      (406,554)

Total stockholders' deficit                               (54,335)

Total liabilities and stockholders' deficit          $          -




















See accompanying notes to the financial statements.
KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF OPERATIONS

                                             For the Year Ended
                                                 December 31,
                                             2005               2004

Revenues                                    $     -     $     -

Operating expenses                             4,335          -

Net loss from operations                      (4,335)          -

Other income (expense)          -          -

Net loss                                 $     (4,335)     $     -

Net income (loss) per share              $     (0.0)     $     (0.0)

Weighted average number
     common shares outstanding             2,001,350          2,001,350






























See accompanying notes to the financial statements.


KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
For the Years Ended December 31, 2005 and 2004


                                                                           Additional
                                                         Common              Paid-In            Accumulated
                                     Shares               Stock               Capital               Deficit    Total

Balance, December 31, 2003          2,001,350            2,001                350,218             (402,219)  (50,000)

Balance, December 31, 2004          2,001,350            2,001                350,218             (402,219)  (50,000)
Net loss                                  -                   -                     -               (4,335)   (4,335)

Balance, December 31, 2005          2,001,350       $     2,001         $     350,218        $     (406,554)$(54,335)


















See accompanying notes to financial statements.


KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS





                                             For the Year Ended
                                                December 31,

                                          2005               2004
Operating Activities
   Net income (loss)                  $     (4,335)     $     -

Adjustments to reconcile net loss to
     net cash used in operations:
     Issuance of notes payable to related
     party for payment of operating exp      2,835          -

Changes in operating assets
     and liabilities:
     Increase in accounts payable              1,500          -

Cash used in operating activities              -          -

Investing Activities                           -          -

Cash provided by investing activities          -          -

Financing Activities                           -          -

Net change in cash                             -          -
Cash at beginning of the period                -          -

Cash at end of the period                 $     -     $     -

Supplemental information:
Cash paid for interest and income taxes   $     -     $     -

Non-cash investing and financing activities:
Issuance of notes payable to related
     party for payment of operating exp  $     2,835     $     -














See accompanying notes to the financial statements.
KNICKERBOCKER CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004

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

The Company is not considered a Development Stage Company as defined in SFAS 7, "Accounting and Reporting by Development Stage Enterprises," in that it has no specific business plan or operations. Therefore, cumulative amounts are not reported on the statements of operations, stockholders deficit, and cash flows.

The Company's articles initially authorized 500,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none are outstanding as of December 31, 2005.

Common Stock shares issued and outstanding as of December 31, 2005 were 2,001,350.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2005 and 2004.

LOSS PER COMMON SHARE
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2005 and 2004. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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





KNICKERBOCKER CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.











KNICKERBOCKER CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD)

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $406,554 expiring in the years 2007 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $142,294 and has been offset by a full valuation allowance, which increased by $1,517 and $0 during the years ended December 31, 2005 and 2004, respectively.

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

On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The $50,000 balance at December 31, 2005 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

The Company's President paid $2,835 during 2005 for audit fees incurred by the Company. The advance is non-interest bearing and will be reimbursed once the Company starts generating cash flows.

The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.
KNICKERBOCKER CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004

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