Form 10QSB
period 2006-03-31
KNICKERBOCKER CAPITAL CORP
filed 2006-05-16
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                FORM 10-QSB
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

   Yes               No X


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value        2,001,350
- -----------------------------------------------
Title of Class                   Number of Shares
                                   outstanding at
                                March 31, 2006
  No Exhibits included.

....

Item 1. Financial Statements

            KNICKERBOCKER CAPITAL CORPORATION
                     BALANCE SHEET
                 March 31, 2006
                   (UNAUDITED)

ASSETS:
Total Assets                   $    -0-
                                =======

LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Accounts payable              $  1,000
Accounts payable - related
      parties (NOTE 4)           4,335
Notes payable-related
      Parties (NOTE4)           50,000



Total Current Liabilities:    $ 55,335
                                -------
      Total Liabilities:      $ 55,335
                                -------
STOCKHOLDERS'  DEFICIT:

Common Stock:
 500,000,000 shares authorized,
 $0.001 par value, 2,001,350
 shares issued and outstanding $   200

Preferred stock:
 500,000,000 Shares authorized,
 $0.01 par value, no shares
 issued and outstanding             -0-

Additional Paid-In Capital      352,019

Accumulated Deficit            (407,554)
                               --------
Total Stockholders'Deficit    $ (55,335)
                               --------
      Total Liabilities and
       Stockholders'Deficit   $    -0-
                                =======


The accompanying condensed notes are an integral part of these financial statements.







.. . .

                   KNICKERBOCKER CAPITAL CORPORATION
                       STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                              3 Months Ended
                           March 31,
                               2006     2005


                             -------   -------
Revenue/Income              $    -0-  $   -0-

Operating Expenses             1,000      -0-
                             -------   -------
Total Operating Expense     $  1,000  $    -0-
                             -------   -------
Net (Loss) Income from
  Operations                $ (1,000)  $    -0-
                             =======   =======

Weighted average number of
 shares outstanding          2,001,350 2,001,350
                             -------   -------

Net(Loss) Income per Share   $   -0-   $   -0-
                             =======   =======




The accompanying condensed notes are an integral part of these financial statements.












.. . .

                 KNICKERBOCKER CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                3 Months Ended
                                   March 31,
                                2006      2005

                              -------  -------
Cash Flows From
 Operating Activities:

Net Profit (Loss)            $(1,000) $   -0-

Changes in operating assets
      and liabilities:
Increase in accounts payable     1,000    -0-

Adjustments to Reconcile
 Net Loss to Net Cash Provided by
  (Used in)Operations            -0-      -0-

                              -------  -------
Net Cash Provided by (Used in)
 Operating Activities        $   -0-  $   -0-

Increase (Decrease) in Cash      -0-      -0-

Cash and Cash Equivalents,
 Beginning of Period             -0-      -0-

                              -------  -------
Cash and Cash Equivalents,
 End of Period               $   -0-  $   -0-

Supplemental information:
Cash paid for interest and
income taxes                $    -    $    -

Non-cash investing and
financing activities:

During the three month period ended March 31, 2006 a related party paid $1,500 in operating expenses incurred during 2005 on behalf of the Company. Accordingly, the Company incurred a liability in the same amount payable to the related party as of March 31, 2006.


The accompanying condensed notes are an integral part of
these financial statements.
.. . .

KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

GENERAL.
The condensed financial statements of Knickerbocker Capital Corporation included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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




KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

No Preferred Stock shares have been issued and none are outstanding as of March 31, 2006.

Common Stock shares issued and outstanding as of March 31, 2006 were 2,001,350.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the three months ended March 31, 2006.

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








KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

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

On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at December 31, 2005.
Prior period financial statements have been restated to reflect this transaction as if it had occurred as of the first date shown.

NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at March 31, 2006 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of Common Stock. If not sooner converted into common stock, the principal amount is due December 31, 2006.

The Company's President paid $1,500 during the quarter ended March 31, 2006 for audit fees incurred by the Company. As of March 31, 2006, the President has paid $4,335 in expenses of this nature. These items are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.









KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2006



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

For the three months ended March 31, 2006 and 2005, Knickerbocker did not pursue any investing or financing activities.


Results of Operations.
For the three months ended March 31, 2006 and 2005, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $1,000 and $-0-, respectively, resulting in a loss from operations of $1,000 and $-0-, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act")Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.
.. . .

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

Date:     May 15, 2006
By:   /s/ Dempsey K. Mork
- ---------------------------

Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
------------------------------
Norbert LeBoeuf
Chief Financial Officer





.. . .

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

Date:  May 15, 2006

/s/Dempsey Mork
- --------------------------
Dempsey Mork
President, Chief Executive Officer, Director


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

Date:  May 15, 2006

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer



        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
.. . .

Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

May 15, 2006



CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending Mar. 31,
2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
May 15, 2006