Form 10QSB
period 2006-06-30
KNICKERBOCKER CAPITAL CORP
filed 2006-08-17
CIK 818806

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                        FORM 10-QSB

[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 2006

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

	For the transition period from _____to _____


               Commission File Number 33-15596-D

Knickerbocker Capital Corporation
(Exact Name of Registrant as specified in its Charter)

            Nevada                                      54-1059107
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


 69930 Highway 111, Suite 100, Rancho Mirage CA          92270
    (Address of Principal Executive Offices) 	         (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value  			2,001,350
(Title of Class, par value)               (Number of Shares outstanding
                                                at August 14, 2006)




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.




KNICKERBOCKER CAPITAL CORPORATION
BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)



ASSETS
Total assets		                   	        $	    -
                                                      ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                      $      1,400
Accounts payable - related parties (NOTE 4)                  4,335
Current liabilities (note 4) 	         	              50,000
                                                      ------------
      Total liabilities  		     	              55,735

STOCKHOLDERS DEFICIT' (note 3)
Preferred stock; $0.001 par value; 500,000,000 shares
   authorized; no shares issued and outstanding		    -

Common stock; $0.001 par value; 500,000,000 shares
   authorized; 2,001,350 shares issued and outstanding	2,001

Additional paid-in capital		                     350,218
Accumulated deficit		                           (407,954)
                                                      ------------
Total stockholders' deficit	                            (55,735)
                                                      ------------
Total liabilities and stockholders' deficit	        $	    -
                                                      ============


















KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)




                      Six Months Ended          Three Months Ended
                          June 30,                    June 30,
                      2006        2005           2006         2005

                  ---------------------------------------------------
Revenues          $         -  $         -  $         -   $         -

Expenses                1,400            -          400             -

                  -----------  -----------  -----------   -----------
Net income (loss) $   (1,400)  $         -  $     (400)   $         -

                  ===========  ===========  ===========   ===========
Net income (loss)
   per share      $         -  $         -  $         -   $         -
                  ===========  ===========  ===========   ===========

Weighted average
common shares
outstanding         2,001,350    2,001,350    2,001,350     2,001,350

                  ===========  ===========   ==========   ===========
























KNICKERBOCKER CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                            For the Six Months Ended
                                                     June 30,
                                                2006         2005
                                             ------------------------
Operating Activities

   Net income (loss)                         $    (1,400) $         -


Adjustments to reconcile net loss
  to net cash used in operations:                      -            -


Changes in operating assets and liabilities:
      Increases in Accounts Payable                1,400            -
                                             -----------  -----------
Cash provided by (used in) operating activities        -            -


Investing Activities                                   -            -

                                              ----------  -----------
Financing Activities                                   -            -
                                              ----------  -----------
Net change in cash                                     -            -
Cash at beginning of the period                        -            -
                                              ----------  -----------
Cash at end of the period
                                              $        -  $         -
                                              ==========  ===========

Supplemental information:

Cash paid for interest and income taxes	$        -  $         -
                                              ==========  ===========

Non-cash investing and financing activities:

Payment of accounts payable by related party  $    1,500   $         -
                                              ==========   ===========






KNICKERBOCKER CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)

GENERAL.

The condensed financial statements of Knickerbocker Capital Corporation included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Knickerbocker believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Knickerbocker Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2006.

NOTE 1 - ORGANIZATION:

Knickerbocker Capital Corporation, (the Company) incorporated in the State of Colorado on February 24, 1987 for the purpose of acquiring an interest in unspecified business opportunities through mergers or acquisitions. On February 25, 2004, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada. The Company has not commenced operations and has no working capital.

The Company's articles initially authorized 500,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share.

No preferred stock shares have been issued and none are outstanding as of June 30, 2006.

Common stock shares issued and outstanding as of June 30, 2006 were 2,001,350.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2006.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $408,000 expiring in the years 2010 through 2026. The tax benefit of the losses, based on an effective tax rate of 35%, is approximately $143,000 and has been fully offset by a valuation allowance, which increased by $490 and $0 during the six months ended June 30, 2006 and 2005, respectively.

NOTE 3 STOCKHOLDERS' EQUITY:

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

On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding atJune 30, 2006.

Prior period financial statements have been restated to reflect this transaction as if it had occurred as of the first date shown.

NOTE 4 - CURRENT LIABILITIES:

The $50,000 balance at June 30, 2006 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of common stock. If not sooner converted into common stock, the principal amount is due December 31, 2006. Since the accruals were for services rendered in the normal course of business and there was no cash outlay, interest has not been imputed on the note.

The Company's President paid $1,500 during the six months ended June 30, 2006 for audit fees incurred by the Company. As of June 30, 2006, the President has paid $4,335 in expenses of this nature. These items are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

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



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has no working capital.


Capital and Source of Liquidity

Knickerbocker does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the six months ended June 30, 2006 and 2005, Knickerbocker did not pursue any investing or financing activities.

Results of Operations

For the six months ended June 30, 2006 and 2005, Knickerbocker did not receive any revenues from operations.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $400 and $0, respectively, and $1,400 and $0 for the six months ended June 30, 2006 and 2005, respectively, resulting in a loss from operations of $1,400 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

Date:     August 14, 2006
By:   /s/ Dempsey K. Mork
- - ---------------------------

Dempsey K. Mork
President and Chief
Executive Officer

/s/ Norbert LeBoeuf
- ------------------------------
Norbert LeBoeuf
Chief Financial Officer






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

Date:  August 14, 2006

/s/Dempsey Mork
- - --------------------------
Dempsey Mork
President, Chief Executive Officer, Director




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

Date:  August 14, 2006

/s/ Norbert LeBoeuf
- ----------------------------
Norbert LeBoeuf
Chief Financial Officer





Exhibit 32.1(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dempsey Mork
- - -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

August 14, 2006




Exhibit 32.1(b)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knickerbocker Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norbert LeBoeuf
- -------------------------------
Norbert LeBoeuf
Chief Financial Officer
August 14, 2006