Form 10-Q
period 2006-09-30
KNICKERBOCKER CAPITAL CORP
filed 2009-11-30
CIK 818806

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 0-25997

Knickerbocker Capital Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	54-1059107
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

69930 Highway 111, Suite 108
Rancho Mirage, CA	92270
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 219-2776

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐

Accelerated filer

☐

Non-accelerated filer     ☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

As of September 30 2006, the issuer had 2,001,350 shares of common stock issued and outstanding.

ITEM 1. Financial Statements

Financial Statements for 3 month period ended September 30, 2006 have been prepared by the Management Group of Knickerbocker Capital Corp.

Knickerbocker Capital Corp.
(A Development Stage Company)
BALANCE SHEET

ASSETS	September 30, 2006	December 31, 2005

CURRENT ASSETS:
Deposit Cash/New Business Oper.	$0	$0
Total Current Assets	0	0
FIXED ASSETS: (Note 3)
Property/Equipment Less	0	0
Accumulated Depreciation	0	0
Net Fixed Assets	0	0
TOTAL ASSETS	$0	$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Account Payables	$1,400	$1,500
Account Payables- related parties (Note 4)	4,335	0

Current Liabilities	50,000	0
Long Term Liabilities:

Notes Payable-related parties	0	52,835
TOTAL LIABILITIES	55,735	54,335
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and outstanding	0	0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 2,001,350	2,001	2,001
Paid-in capital	350,218	350,218
Retained earnings <Accum. Deficit>	<407,954>	<406,554>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	<55,735>	<54,335>
TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending September 2006 & 2005

		September 30, 2005	September 30, 2006
Misc. Income		$-0-	$-0-
Operating Expenses:
Interest Expense		-0-	-0-
Admin Support		-0-	-0-
Depreciation (Note 3)		-0-	-0-
Misc. Expenses		<400>	-0-
New Business Development Expenses		-0-	-0-
Computer Services/Software Systems		-0-	-0-
Total Operating Expenses		<400>	-0-
Income (Loss) From Operations		<400>	-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)		-0-	-0-
Credit/ Other Income		-0-	-0-
Total Net Other Income		-0-	-0-
Net Income (Loss)	$	<400>	$-0-
Per share information:
Basic (Loss) per common share		0.000	0.000
Basic weighted average number
Common Stock shares outstanding		2,001,350	2,001,350
Diluted (Loss) per common share		$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding		2,001,350	2,001,350

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ending September 30, 2006 and 2005

		2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income <Loss> From Operations*	A	$-0-	$	<400>
TRANSACTIONS NOT REQUIRING CASH:
Depreciation (NOTE 3)		-0-		-0-
Total transactions not requiring cash	A	-0-		-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
Current/Fixed Assets decrease/<increase>		-0-		-0-
Current liabilities/(decrease)/increase
Increase/Decrease Operating Expenses		-0-		<400>
Increase NP Cash Advances/New Business		-0-		-0-
Incr/Decr Other Current Liabilities		-0-		-0-
Increase NP Misc. Items		-0-		-0-
Total Net Increase Current Liabilities		-0-		<400>
Decrease Long Term Liability		-0-		-0-
Total Incr/(Decr.) Current/Long Term Liabilities	A	-0-		<400>
Net cash provided/(used) Operating Activities	A	-0-		-0-
Cash Flows from Investing Activities:	A	-0-		-0-
Cash Flows from Financing Activities:	A	-0-		-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		-0-		-0-
Cash, Beginning of period		-0-		-0-
Cash, End of period		$-0-		$-0-

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended September 30, 2006

GENERAL:

The condensed consolidated financial statements of Knickerbocker Capital Corp. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended September 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN:

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

No preferred stock shares have been issued and none are outstanding as of September 30, 2006.

Common stock shares issued and outstanding as of September 30, 2006 were 2,001,350.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2006.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $408,000 expiring in the years 2010 through 2026. The tax benefit of the losses, based on an effective tax rate of 35%, is approximately $143,000 and has been fully offset by a valuation allowance, which increased by $490 and $0 during the six months ended September 30, 2006 and 2005, respectively.

NOTE 3 - STOCKHOLDERS' EQUITY:

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of common stock issued and outstanding, resulting in 26,120 shares of common stock issued and outstanding. On April 15, 2000, 173,880 shares of common stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding atSeptember 30, 2006. Prior period financial statements have been restated to reflect this transaction as if it had occurred as of the first date shown.

NOTE 4 - CURRENT LIABILITIES:

The $50,000 balance at September 30, 2006 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of common stock. If not sooner converted into common stock, the principal amount is due December 31, 2006. Since the accruals were for services rendered in the normal course of business and there was no cash outlay, interest has not been imputed on the note. The Company's President paid $1,500 during the nine months ended September 30, 2006 for audit fees incurred by the Company. As of September 30, 2006, the President has paid $4,335 in expenses of this nature. These items are non-interest bearing and will be reimbursed once the Company starts generating cash flows. The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.

NOTE 5. GOING CONCERN AND INCIDENTAL COSTS:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

The Company has not commenced operations and has no working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2006 and 2005, Knickerbocker did not receive any revenues from operations. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $0 and $400, respectively, and $1,400 and $400 for the nine months ended September 30, 2006 and 2005, respectively, resulting in a loss from operations of $1,400 and $400 for the nine months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Knickerbocker does not expect to purchase any plant or significant equipment. Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements. For the nine months ended September 30, 2006 and 2005, Knickerbocker did not pursue any investing or financing activities.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of September 30, 2006, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2005 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2005:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors.  At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended September 30, 2006, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 18, 2009

Knickerbocker Capital Corp.
Registrant

By: /s/ Dempsey Mork____
Dempsey Mork Chairman of the Board Chief Executive Officer