Form 10-K
period 2006-12-31
KNICKERBOCKER CAPITAL CORP
filed 2009-11-30
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-25997

Knickerbocker Capital Corp.
(Exact Name of Small Business Issuer as specified in its Charter)

Nevada	54-1059107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

69930 Hwy. 111, Suite 108 Rancho Mirage, CA	92270
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2006

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and wil not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes     ☐ No.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2006
No Exhibits.

PART I

Item 1. Business

Business Development.

Knickerbocker Capital Corporation (the "Company") was organized under the laws of the State of Colorado on February 24, 1987, under the name of "Knickerbocker Capital Corporation." The Company was incorporated primarily for the purpose of acquiring an interest in unspecified business opportunities through mergers and acquisitions. On February 25, 2005, the Company merged with Knickerbocker Capital Corporation (a Nevada entity) for the purpose of changing its domicile from Colorado to Nevada.The Company has not commenced operations and has not generated any revenues since inception. There are no employees other than officers or directors.

The Company's articles initially authorized the Company to issue 500,000,000 shares of common stock and 500,000,000 shares of preferred stock, both at a par value of $0.001 per share.

Common Stock.

On March 21, 2000, the 261,200,000 shares of common stock issued and outstanding were reduced to 26,120 shares outstanding by a 10,000 to 1 reverse split. On April 15, 2000, 173,880 shares of Common Stock were issued at the stated per share par value of $0.001 to officers/directors for services rendered for total value of $174. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at December 31, 2006.

Preferred Stock.

As of December 31, 2006, there were no shares issued and outstanding.

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2006).

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

Part II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently a public trading market for the Company's securities. As of December 31, 2006, there were 2,001,350 common shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Selected Financial Data.

ASSETS
		2006		2005
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest		$3,000		$1,500
Accounts Payable		-		-
Total Current Liabilities		3,000		1,500

Long Term Liabilities
Convertible Note-Related Party		52,835		52,835
Total Long Term Liabilities		52,835		52,835

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(408,054)		(406,554)
Total Stockholders' Equity		(55,835)		(54,335)

Total Liabilities and Stockholders' Equity		$-		$-

Income	2006	2005
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses	-	(4,335)
Interest Expense	(1,500)	-
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	(1,500)	(4,335)

Net Income (Loss)	$(1,500)	$(4,335)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	2,001,350	2,001,350

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Knickerbocker Capital Corp. is a “Development Stage Company” and is investigating various opportunities as a merger candidate. Currently, the Company has entered discussions with several, small to medium-size companies that are looking for merger opportunities for listings on a U.S. Stock Agency, such as AMX, NASDAQ, OTC, BULLETIN BOARD, etc.

The Management of Knickerbocker Capital Corp. has a broad background of management expertise in merging Companies with other Companies who are seeking assistance in becoming listed on a U.S. Stock Agency.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statement and Supplementary Data.

Knickerbocker Capital Corp.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Knickerbocker Capital Corp.

78365 Hwy 111 Ste 382

La Quinta, CA 92253

We have audited the accompanying balance sheets of Knickerbocker Capital Corp. as of December 31, 2006 and 2005, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Knickerbocker Capital Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern.

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

September 29, 2009

Knickerbocker Capital Corp.

BALANCE SHEET
DECEMBER 31, 2006 AND 2005

ASSETS
		2006		2005
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest		$3,000		$1,500
Accounts Payable		-		-
Total Current Liabilities		3,000		1,500

Long Term Liabilities
Convertible Note-Related Party		52,835		52,835
Total Liabilities		55,835		54,335

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(408,054)		(406,554)
Total Stockholders' Equity		(55,835)		(54,335)

Total Liabilities and Stockholders' Equity		$-		$-

Knickerbocker Capital Corp.

INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND 2005

Income	2006	2005
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	4,335
Total Operating Expenses	-	4,335

Other Income (loss)
Interest expense	(1,500)	-

Net Income (Loss)	$(1,500)	$(4,335)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	2,001,350	2,001,350

Knickerbocker Capital Corp.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND 2005

CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005

Net income	$(1,500)	$(4,335)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Amortization	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accrued Interest	-	1,500
Due to Related Party	-	2,835
Net Cash Provided (Used) By Operating Activities	(1,500)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(1,500)	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$(1,500)	$-

Knickerbocker Capital Corp.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON February 24, 1987
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
Capital Stock Issued	Shares	Value	In Capital	Accumulated	(Deficit)

Balance as of December 31, 2003	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2004				-	-

Balance as of December 31, 2004	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2005				(4,335)	(4,335)

Balance as of December 31, 2005	2,001,350	2,001	350,218	(406,554)	(54,335)

Net Loss for the period from December 31, 2006				(1,500)	(1,500)

Balance as of December 31, 2006	2,001,350	2,001	350,218	(408,054)	(55,835)

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Knickerbocker Capital Corp. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The condensed consolidated financial statements of Knickerbocker Capital Corp. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that in the opinion of management are necessary for fair presentation. The Company has not commenced operations and has no working capital.

Organization, Nature of Business and Trade Name

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

No Preferred Stock shares have been issued and none our outstanding as of December 31, 2006. Common Stock shares issued and outstanding as of December 31, 2006 were 2,001,350.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company is currently investigating various opportunities as a merger candidate. Currently, the Company has entered into discussions with several small to medium size companies that are looking for merger opportunities.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired in a merger or acquisition.

Cost of Goods Sold

Since the Company is still in the development state formal application of certain procedures have not been implemented. Generally, job costs include all direct materials, and labor costs and those indirect costs related to development and maintenance of the website. Selling, general and administrative costs are charged to expense as incurred. However, Cost of Goods Sold procedures will be dependent on the industry that the identified merger or acquisition candidate is in.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Knickerbocker Capital Corp.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Knickerbocker Capital Corp.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company’s articles initially authorized the Company to issue a total of 1,000,000 (One Million) shares of stock, consisting of 500,000 (Five Hundred Thousand) shares of preferred stock and 500,000 (Five Hundred Thousand) shares of common stock, both with a stated par value of .001.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Loss Per Common Share

SFAS 128, "Earnings per Share," requires a dual representation of earnings per share-basic and diluted. Basic loss per common share is computed by dividing the net loss for the period by the weighted average shares outstanding. The Company's convertible debt (Note 4) is potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be anti-dilutive. Accordingly, basic and diluted losses per share are the same.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In September 2007, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of benefit plan, which is, the diffrence between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior services costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2007 for employers with publicly traded equity securities and as of the end of teh fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendement of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items as fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have material impact on our financial condition, results of operations or cash flows.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15,2009. The adoption of FAS 165 did not have a material impact on the company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166 "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a trasnfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The company does not expect the adoption of FAS 166 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS issued 167, "Amendments to FASB Interpretation No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) consituent concerns about the application of certain key provisions of Interperation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and sueful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reproting period that begins after November 15, 2009. The company does not expect the adoption of FAS 167 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of Securities and Exchange Commision (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of FAS 168 to have an impact on the company's results of operations, financial condition or cash flow.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sale of its common stock or through a possible business combination with another entity. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management expects to seek potential business opportunity from all known sources but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

The officers and directors of the company have paid all expenses related to the activities of seeking other business oportunities and performing all functions necessary for the required SEC filings for this company with the understanding that these expenses will not be reimbursed by the company due to the fact that this is not the only company they are performing these services for.

NOTE C – Related Party Transactions

The $50,000 balance at December 31, 2006 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of common stock. If not sooner converted into common stock, the principal amount is due December 31, 2009. Since the accruals were for services rendered in the normal course of business and there was no cash outlay, interest has not been imputed on the note. The Company's President paid $2,835 during 2005 for audit fees incurred by the Company. The advance is non-interest bearing and will be reimbursed once the Company starts generating cash flows. The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2006 AND 2005

NOTE D – STOCKHOLDERS' EQUITY

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of common stock issued and outstanding, resulting in 26,120 shares of common stock issued and outstanding. On April 15, 2000, 173,880 shares of common stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at December 31, 2006.

NOTE E – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109." Accounting for Income Taxes." SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006 the Company has available unused operating loss carryforwards of approximately $408,054, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the fture earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.

The net deferred tax asset, whcih is based on an effective tax rate of 34% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $138,738 as of December 31, 2006. It has been fully offset with a valuation allowance during 2006.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Dec. 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Dec. 31, 2006.

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

As of Dec. 31, 2006, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report,

such internal controls and procedures were not effective as of Dec. 31, 2006 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2006:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended Dec. 31, 2006, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Dec. 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Dempsey K. Mork	65	President CEO, & Director	Jan. 2000

Background and Business Experience

Mr. Mork age 65 is the majority shareholder, President, Chief Financial Officer, and Chief Executive Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1987. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Knickerbocker business.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Term of Office

The term of office for the Company’s directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

There are no family relationships between any of the officers and directors of the Company.

Code of Ethics

The Company has not adopted a Code of Ethics for our principal executive and financial officers.

No Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of operations and the fact that the Company only has three directors and executive officers, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If the Company does establish a Nominating Committee, it will disclose this change to its procedures in recommending nominees to its board of directors.

Audit Committee

The Company has not established an Audit Committee because, due to its lack of operations and the fact that the Company only has three directors and executive officers, it believes that it is able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dempsey K. Mork	12/31/06	0	0	0	0	0	0	0	0
President,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0
	12/31/03	0	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 2,001,350 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit; Percentage of Class is calculated on 2,001,350 total shares.

Name and address	Number of Shares Beneficially Owned	Percentage of Class

Dempsey K. Mork, Pres/CEO/Director 39930 Highway 111, Suite 100 Rancho Mirage, CA 92270	173,893	86.95%

* Pension Benefit Plan and Trust

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Resolving Conflicts of Interest

The Company’s directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

The Company does not have any independent directors serving on its board of directors.

Item 14.   Principal Accounting Fees and Services.

For the last two fiscal years:

Audit Fees	$2,500

Audit Related Fees	$0

Tax Fees	$0

All Other Fees	$0

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(b) List of Exhibits

31	302 Certification
32	906 Certification

(B)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: Nov. 18 , 2009

Knickerbocker Capital Corp.

/s/ Dempsey Mork
By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	Nov. 18 , 2009
Dempsey Mork	Secretary/CFO/Director