Form 10-K
period 2008-12-31
KNICKERBOCKER CAPITAL CORP
filed 2009-11-30
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-25997

Knickerbocker Capital Corp.
(Exact Name of Small Business Issuer as specified in its Charter)

Nevada	54-1059107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

69930 Hwy. 111, Suite 108 Rancho Mirage, CA	92270
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes     ☐ No.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2008
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

Preferred Stock.

As of December 31, 2008, there were no shares issued and outstanding.

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2008).

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

Part II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently a public trading market for the Company's securities. As of December 31, 2008, there were 2,001,350 common shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Selected Financial Data.

ASSETS
		2008		2007
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest		$6,000		$4,500
Accounts Payable		-		-
Total Current Liabilities		6,000		4,500

Long Term Liabilities
Convertible Note-Related Party		52,835		52,835
Total Long Term Liabilities		52,835		52,835

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(411,054)		(409,554)
Total Stockholders' Equity		(58,835)		(57,335)

Total Liabilities and Stockholders' Equity		$-		$-

Income	2008	2007
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses	-	-
Interest Expense	(1,500)	(1,500)
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	(1,500)	(1,500)

Net Income (Loss)	$(1,500)	$(1,500)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	2,001,350	2,001,350

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statement and Supplementary Data.

Knickerbocker Capital Corp.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Knickerbocker Capital Corp.

78365 Hwy 111 Ste 382

La Quinta, CA 92253

We have audited the accompanying balance sheets of Knickerbocker Capital Corp. as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Knickerbocker Capital Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

September 29, 2009

Knickerbocker Capital Corp.

BALANCE SHEET
DECEMBER 31, 2008 AND 2007

ASSETS
		2008		2007
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest		$6,000		$4,500
Accounts Payable		-		-
Total Current Liabilities		6,000		4,500

Long Term Liabilities
Convertible Note-Related Party		52,835		52,835
Total Liabilities		58,835		57,335

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(411,054)		(409,554)
Total Stockholders' Equity		(58,835)		(57,335)

Total Liabilities and Stockholders' Equity		$-		$-

Knickerbocker Capital Corp.

INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

Income	2008	2007
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	-
Total Operating Expenses	-	-

Other Income (loss)
Interest Expense	(1,500)	(1,500)

Net Income (Loss)	$(1,500)	$(1,500)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	2,001,350	2,001,350

Knickerbocker Capital Corp.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income	$(1,500)	$(1,500)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Amortization	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accrued Interest	1,500	1,500
Due to Related Party	-	-
Net Cash Provided (Used) By Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Knickerbocker Capital Corp.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
On February 24, 1987
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
Capital Stock Issued	Shares	Value	In Capital	Accumulated	(Deficit)

Balance as of December 31, 2003	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2004				-	-

Balance as of December 31, 2004	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2005				(4,335)	(4,335)

Balance as of December 31, 2005	2,001,350	2,001	350,218	(406,554)	(54,335)

Net Loss for the period from December 31, 2006				(1,500)	(1,500)

Balance as of December 31, 2006	2,001,350	2,001	350,218	(408,054)	(55,835)

Net Loss for the period from December 31, 2007				(1,500)	(1,500)

Balance as of December 31, 2007	2,001,350	2,001	350,218	(409,554)	(57,335)

Net Loss for the period from December 31, 2008				(1,500)	(1,500)

Balance as of December 31, 2008	2,001,350	2,001	350,218	(411,054)	(58,835)

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

No Preferred Stock shares have been issued and none our outstanding as of December 31, 2008. Common Stock shares issued and outstanding as of December 31, 2008 were 2,001,350.

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

In September 2007, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of benefit plan, which is, the diffrence between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior services costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2007 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2008 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have material impact on our consolidated financial position, results of operations or cash flows.

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTE C – Related Party Transactions

The $50,000 balance at December 31, 2008 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of common stock. If not sooner converted into common stock, the principal amount is due December 31, 2009. Since the accruals were for services rendered in the normal course of business and there was no cash outlay, interest has not been imputed on the note. The Company's President paid $2,835 during 2005 for audit fees incurred by the Company. The advance is non-interest bearing and will be reimbursed once the Company starts generating cash flows. The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTE E – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109." Accounting for Income Taxes." SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2008 the Company has available unused operating loss carryforwards of approximately $411,054, which may be applied against future taxable income and which expire in various years through 2026.

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

The net deferred tax asset, whcih is based on an effective tax rate of 34% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $139,758 as of December 31, 2008. It has been fully offset with a valuation allowance during 2008.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2008:

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

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Dempsey K. Mork	67	President CEO, & Director	Jan. 2000

Background and Business Experience

Mr. Mork age 67 is the majority shareholder, President, Chief Financial Officer, and Chief Executive Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1987. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Knickerbocker business.

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dempsey K. Mork	12/31/08	0	0	0	0	0	0	0	0
President,	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

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