Form 10-Q
period 2009-03-31
KNICKERBOCKER CAPITAL CORP
filed 2009-11-30
CIK 818806

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, the issuer had 2,001,350 shares of common stock issued and outstanding.

ITEM 1. Financial Statements

Financial Statements for 3 month period ended March 31, 2009 have been prepared by the Management Group of Knickerbocker Capital Corp.

Knickerbocker Capital Corp.
(A Development Stage Company)
BALANCE SHEET

ASSETS	March 31, 2009	December 31, 2008

CURRENT ASSETS:
Deposit Cash/New Business Oper.	$0	$0
Total Current Assets	0	0
FIXED ASSETS: (Note 3)
Property/Equipment Less	0	0
Accumulated Depreciation	0	0
Net Fixed Assets	0	0
TOTAL ASSETS	$0	$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Accrued Interest	$6,000	$6,000
Accrued Salaries- Officers/Directors	0	0

Total Current Liabilities	6,000	6,000
Long Term Liabilities:

Convertible Note-related Party	52,835	52,835
TOTAL LIABILITIES	58,835	58,835
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and outstanding	0	0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 2,001,350	2,001	2,001
Paid-in capital	350,218	350,218
Retained earnings <Accum. Deficit>	<411,054>	<411,054>
Total Shareholders' Equity	<58,835>	<58,835>
TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending March 2009 & 2008

	March 31, 2008	March 31, 2009
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	-0-	-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	-0-	-0-
Income (Loss) From Operations	-0-	-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	-0-	-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	-0-	-0-
Net Income (Loss)	$-0-	$-0-
Per share information:
Basic (Loss) per common share	0.000	0.000
Basic weighted average number
Common Stock shares outstanding	2,001,350	2,001,350
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	2,001,350	2,001,350

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ending March 31, 2009 and 2008

		2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income <Loss> From Operations*	A	$-0-	$-0-
TRANSACTIONS NOT REQUIRING CASH:
Depreciation (NOTE 3)		-0-	-0-
Total transactions not requiring cash	A	-0-	-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
Current/Fixed Assets decrease/<increase>		-0-	-0-
Current liabilities/(decrease)/increase
Increase/Decrease Operating Expenses		-0-	-0-
Increase NP Cash Advances/New Business		-0-	-0-
Incr/Decr Other Current Liabilities		-0-	-0-
Increase NP Misc. Items		-0-	-0-
Total Net Increase Current Liabilities		-0-	-0-
Decrease Long Term Liability		-0-	-0-
Total Incr/(Decr.) Current/Long Term Liabilities	A	-0-	-0-
Net cash provided/(used) Operating Activities	A	-0-	-0-
Cash Flows from Investing Activities:	A	-0-	-0-
Cash Flows from Financing Activities:	A	-0-	-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		-0-	-0-
Cash, Beginning of period		-0-	-0-
Cash, End of period		$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

Knickerbocker Capital Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended March 31, 2009

GENERAL:

The condensed consolidated financial statements of Knickerbocker Capital Corp. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Knickerbocker Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2009 should be read in conjunction with the financial statements and notes thereto included in this report.

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

No preferred stock shares have been issued and none are outstanding as of March 31, 2009.

Common stock shares issued and outstanding as of March 31, 2009 were 2,001,350.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the three months ended March 31, 2009.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $408,000 expiring in the years 2010 through 2026. The tax benefit of the losses, based on an effective tax rate of 35%, is approximately $143,000 and has been fully offset by a valuation allowance, which increased by $490 and $0 during the six months ended March 31, 2009 and 2008, respectively.

NOTE 3 - STOCKHOLDERS' EQUITY:

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of common stock issued and outstanding, resulting in 26,120 shares of common stock issued and outstanding. On April 15, 2000, 173,880 shares of common stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of 200,000. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at March 31, 2009. Prior period financial statements have been restated to reflect this transaction as if it had occurred as of the first date shown.

NOTE 4 - CURRENT LIABILITIES:

The $50,000 balance at March 31, 2009 represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05/cents per share at the option of the holder for a total of 1,000,000 shares of common stock. If not sooner converted into common stock, the principal amount is due December 31, 2006. Since the accruals were for services rendered in the normal course of business and there was no cash outlay, interest has not been imputed on the note. The Company's officers and directors have resolved to provide for various minimal operating expenses incurred by the Company without repayment until such time that a merger candidate is found.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008, Knickerbocker did not receive any revenues from operations. General and administrative expenses for the three months ended March 31, 2009 and 2008 were $0 and $0, respectively, and $0 and $0 for the three months ended March 31, 2009 and 2008, respectively, resulting in a loss from operations of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Knickerbocker does not expect to purchase any plant or significant equipment. Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements. For the three months ended March 31, 2009 and 2008, Knickerbocker did not pursue any investing or financing activities.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2009.

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

As of March 31, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended March 31, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

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