Form 10-K
KNICKERBOCKER CAPITAL CORP
filed 2010-04-01
CIK 818806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-25997

Knickerbocker Capital Corp.
(Exact Name of Small Business Issuer as specified in its Charter)

Nevada	54-1059107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

73726 Alessandro Suite 103 Palm Desert, CA	92270
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes     ☐ No.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	2,001,350
Title of Class	Number of Shares Outstanding at December 31, 2009
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

Common Stock.

On March 21, 2000, the 261,200,000 shares of common stock issued and outstanding were reduced to 26,120 shares outstanding by a 10,000 to 1 reverse split. On April 15, 2000, 173,880 shares of Common Stock were issued at the stated per share par value of $0.001 to officers/directors for services rendered. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding. The rounding of fractional shares resulted in 2,001,350 shares of common stock issued. 2,001,350 shares of common stock are issued and outstanding as of December 31, 2009.  In addition, the Company has issued and outstanding a convertible note which converts into 1,000,000 common shares, and a warrant to purchase one percent of the outstanding shares of the company for $5,000, with anti-dilution protection.

Preferred Stock.

As of December 31, 2009, there were no shares issued and outstanding.

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2009).

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

Part II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently a public trading market for the Company's securities. As of December 31, 2009, there were 2,001,350 common shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Knickerbocker Capital Corp. is a “Development Stage Company” and is investigating various opportunities as a merger candidate. Currently, the Company is in final dealings to do a stock for stock acquisition of a business enterprise based in China which manufacturers electrical conversion equipment used for factories and commercial buildings.    This transaction is conditional on both sides and per a formal agreement the transaction was planned to close before March 31, 2010.    The Company completed its conditions and awaits the Chinese company, which expects to finalize the transaction in the month of April.  While the Company currently intends to complete this transaction, it is not bound to do so as the formal agreement expired on March 31, 2010.

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

SAM KAN AND COMPANY

1151 HARBOR BAY PKWY, STE 101

ALAMEDA, CA 94502

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Knickerbocker Capital Corporation
(A Development Stage Company)
Palm Desert, California

We have audited the accompanying balance sheets of Knickerbocker Capital Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Capital Corporation (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Knickerbocker Capital Corporation’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company
March 30, 2010
Alameda, California

KNICKERBOCKER CAPITAL CORPORATION

BALANCE SHEET
DECEMBER 31, 2009 AND 2008

ASSETS
		2009		2008
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest Payable (Note C)		$7,500		$6,000
Accounts Payable		-		-
Total Current Liabilities		7,500		6,000

Long Term Liabilities
Convertible Note-Related Party		58,835		52,835
Total Liabilities		66,335		58,835

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(418,554)		(411,554)
Total Stockholders' Equity		(66,835)		(58,835)

Total Liabilities and Stockholders' Equity		$-		$-

KNICKERBOCKER CAPITAL CORPORATION

INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
			From Inception
			February 24,
			1987 to December
Income	2009	2008	31, 2009
Revenues	-	-	-
General and administrative	6,000	-	411,054
Total Operating Expenses	6,000	-	411,054

Other Income (loss)
Interest Expense	(1,500)	(1,500)	(7,500)

Net Income (Loss)	$(7,500)	$(1,500)	$(418,554)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$(0.00)	$(0.00)

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

Diluted weighted average number
common stock shares outstanding	-	-

KNICKERBOCKER CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
From Inception February 24, 1987 to December
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	31, 2009

Net income	$(7,500)	$(1,500)	$(1,500)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-	-
Amortization	-	-	-
(Increase) decrease in:
Accounts Receivable	-	-	-
Prepaid Expenses	-	-	-
Increase (decrease) in:
Accrued Interest Payable (Note C)	1,500	1,500	7,500
Due to Related Party (Note C)	6,000	-	56,000
Net Cash Provided (Used) By Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-	-
Capital Contributions	-	-	-
Net Cash (Used) By Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
Supplemental Disclosures
Tax Paid
	$-	$-	-
Interest Paid
	$-	$-	$-

Knickerbocker Capital Corp.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
On February 24, 1987
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
Capital Stock Issued	Shares	Value	In Capital	Accumulated	(Deficit)

Balance as of December 31, 2003	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2004				-	-

Balance as of December 31, 2004	2,001,350	2,001	350,218	(402,219)	(50,000)

Net Loss for the period from December 31, 2005				(4,335)	(4,335)

Balance as of December 31, 2005	2,001,350	2,001	350,218	(406,554)	(54,335)

Net Loss for the period from December 31, 2006				(1,500)	(1,500)

Balance as of December 31, 2006	2,001,350	2,001	350,218	(408,054)	(55,835)

Net Loss for the period from December 31, 2007				(1,500)	(1,500)

Balance as of December 31, 2007	2,001,350	2,001	350,218	(409,554)	(57,335)

Net Loss for the period from December 31, 2008				(1,500)	(1,500)

Balance as of December 31, 2008	2,001,350	2,001	350,218	(411,054)	(58,835)

Net Loss for the period form December 31, 2009				(7,500)	(7,500)

Balance as of December 31, 2009	2,001,350	2,001	350,218	(418,554)	(66,335)

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

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

The Company is considered a Development Stage Company as defined in ASC 915, "Development Stage Entities," formerly known as SFAS 7, "Accounting and Reporting by Development Stage Enterprises," in that it has no specific business plan or operations. Therefore, cumulative amounts are not reported on the statements of operations, stockholders deficit, and cash flows.

The Company's articles initially authorized 500,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share.

No Preferred Stock shares have been issued and none our outstanding as of December 31, 2009. Common Stock shares issued and outstanding as of December 31, 2009 were 2,001,350.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company is currently investigating various opportunities as a merger candidate. As of December 31, 2009, the Company had no acquisition or merger under contract.   At March 31, 2010, the Company had an expired agreement to acquire a Chinese maker of electrical conversion equipment.  Dealings on this transaction continue and if this or any other transaction is completed, the primary activity of the Company would change.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired in a merger or acquisition.

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

Capital Stock

The Company’s articles authorize the Company to issue a total of 1,000,000 (One Million) shares of stock, consisting of 500,000 (Five Hundred Thousand) shares of preferred stock and 500,000 (Five Hundred Thousand) shares of common stock, both with a stated par value of .001.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

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

Loss Per Common Share

ASC 260 "Earnings per share" formelry known as SFAS 128, "Earnings per Share," requires a dual representation of earnings per share-basic and diluted. Basic loss per common share is computed by dividing the net loss for the period by the weighted average shares outstanding. The Company's convertible debt (Note 4) is potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be anti-dilutive. Accordingly, basic and diluted losses per share are the same.

Recently Issued Accounting Pronouncements

In September 2007, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of benefit plan, which is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior services costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2007 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2008 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items as fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have material impact on our financial condition, results of operations or cash flows.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

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

In June 2009, the FASB issued FAS 166 "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The company does not expect the adoption of FAS 166 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS issued 167, "Amendments to FASB Interpretation No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) consituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The company does not expect the adoption of FAS 167 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

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

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

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

The officers and directors of the company have paid all expenses related to the activities of seeking other business opportunities' and performing all functions necessary for the required SEC filings.

NOTE C – Related Party Transactions

The president advanced $8,835 to the Company for the operating expenses. This non-interest bearing advance is due on demand. The president owns more than 4.9% of the common stock at December 31, 2009.

The Company also owed the president $50,000 at December 31, 2009 and 2008. The $50,000 balance represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05 per share at the option of the holder for a total of 1,000,000 shares of common stock. The principal amount was due December 31, 2009

The Company is technically in default of its promissory note to the above person. The Company is currently working with the president to restructure the term of the note and extend the maturity date. It is still being negotiation as of the filing date of this report.

In 2005, the Company started accruing $1,500 interest expense on the 50,000 note per year. The accrued interest to the president was $7,500 and 6,000 at December 31, 2009 and December 31, 2008 respectively.

Knickerbocker Capital Corp.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE D – STOCKHOLDERS' EQUITY

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of common stock issued and outstanding, resulting in 26,120 shares of common stock issued and outstanding. On April 15, 2000, 173,880 shares of common stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of  200,000. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding.  The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding. 2,001,350 shares of common stock are issued and outstanding as of December 31, 2009.

NOTE E – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (previous guidance known as SFAS 109." Accounting for Income Taxes."), which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2009 the Company has available unused operating loss carryforwards of approximately $411,054, which may be applied against future taxable income and which expire in various years through 2027.

Net deferred tax assets consist of the following components at December 31, 2009:

2009
Deferred tax assets NOL Carryover	$139,758
Valuations Allowance	(139,758)
Net Deferred Tax Asset	$0

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

NOTE F- SUBSEQUENT EVENT

On January 5, 2010 the Company paid for consulting services to Millennium Group Inc., by a warrant  to purchase 1% of the Company’s common stock for $5,000 with non-dilution protection.  Millennium Group Inc. is owned by Jonathan Mork, son of Dempsey Mork.  Millennium Group has assisted the Company to organize and prepare for a possible merger or acquisition.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2009:

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

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Dempsey K. Mork	68	President CEO, & Director	Jan. 2000

Background and Business Experience

Mr. Mork age 68 is the majority shareholder, President, Chief Financial Officer, and Chief Executive Officer/Director of Knickerbocker Capital Corporation. He has been an officer/director of the Company since its formation in 1987. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Knickerbocker business.

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dempsey K. Mork	12/31/09	0	0	0	0	0	0	0	0
President,	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

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

Director Independence

The Company does not have any independent directors serving on its board of directors.

Item 14.   Principal Accounting Fees and Services.

For the last two fiscal years:

Audit Fees	$3,000

Audit Related Fees	$0

Tax Fees	$0

All Other Fees	$0

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(b) List of Exhibits

31	302 Certification
32	906 Certification

(B)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: March. 31 , 2010

Knickerbocker Capital Corp.

/s/ Dempsey Mork
By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	March. 31 , 2010
Dempsey Mork	Secretary/CFO/Director