Form 10-Q
period 2010-03-31
KNICKERBOCKER CAPITAL CORP
filed 2010-05-14
CIK 818806

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 0-25997

Knickerbocker Capital Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	54-1059107
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

73726 Alessandro Dr. Suite 103
Palm Desert, CA	92260
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2010, the issuer had 2,001,350 shares of common stock issued and outstanding.

ITEM 1. Financial Statements

Financial Statements for 3 month period ended March 31, 2010 have been prepared by the Management of Knickerbocker Capital Corp.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
BALANCE SHEET

ASSETS
		For the Period Ended March 31, 2010		For the Year Ended December 31, 2009
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Interest Payable (Note C)		$7,875		$7,500
Accounts Payable		-		-
Total Current Liabilities		7,875		7,500

Long Term Liabilities
Related Party Advance (Note C)		58,835		58,835
Total Liabilities		66,710		66,335

Stockholders' Equity (Note B)
Preferred stock, par value .001;
shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value .001;
500,000,000 shares authorized;
2,001,350 shares issued and outstanding		2,001		2,001
Additional Paid in Capital		350,218		350,218
Retained Earnings (Accumulated Deficit)		(418,929)		(418,554)
Total Stockholders' Equity		(66,710)		(66,335)

Total Liabilities and Stockholders' Equity		$-		$-

The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations

Income	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From February 24, 1987 (the inception) to March 31, 2010
Revenues	-	-	-
General and administrative	-	-	411,054
Total Operating Expenses	-	-	411,054

Other Income (loss)
Interest Expense	(375)	-	(7,875)

Net Income (Loss)	$(375)	$-	$(418,929)

Per Share Information:

Net Income (Loss) per share - 2,001,350 shares issued	$(0.000187)	$(0.00)

Basic weighted average number
common stock shares outstanding	2,001,350	2,001,350

The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From Inception February 24, 1987 to March 31, 2010

Net loss	$(375)	$-	$(418,929)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-	-
Amortization	-	-	-
(Increase) decrease in:
Accounts Receivable	-	-	-
Prepaid Expenses	-	-	-
Increase (decrease) in:
Accrued Interest Payable (Note C)	375	-	(7,875)
Due to Related Party (Note C)	-	-	58,835
Net Cash Provided (Used) By Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contributions	-	-	-
Net Cash (Used) By Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

The Company's articles initially authorized 50,000,000 shares of preferred stock and 500,000,000 shares of common stock, both at a par value of $0.001 per share. When the Company moved to Nevada in 2004 the authorized shares changed to 500,000,000 shares of common stock and no preferred stock.

No preferred stock shares have been issued and none our outstanding as of March 31, 2010. Common stock shares issued and outstanding as of March 31, 2010 were 2,001,350.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company is currently investigating various opportunities as a merger candidate.  At March 31, 2010, the Company had an expired agreement to acquire a Chinese maker of electrical conversion equipment.  Dealings on this transaction continue and it is now expected to close imminently.

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Capital Stock

The Company’s initial articles authorized the Company to issue a total of 500,000,000 (Five Hundred Million) shares of common stock and 50,000,000 (Fifty Million) shares of preferred stock, both with a stated par value of .001. When the Company moved to Nevada in 2004, the authorized shares changed to 500,000,000 (Five Hundred Million) shares of common stock and no preferred stock. These articles have been amended in May 12, 2010 to adjust the authorized common stock to 495,000,000 (Four Hundred Ninety Five Million) shares as well as to authorize 5,000,000 (Five Million) shares of preferred stock, all par value of .001.

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

The officers and directors of the company have paid all expenses related to the activities of seeking other business opportunities and performing all functions necessary for the required SEC filings for this company with the understanding that these expenses will not be reimbursed by the company due to the fact that this is not the only company they are performing these services for.

NOTE C – RELATED PARTY TRANSACTIONS

The president advanced $8,835 to the Company for the operating expenses in 2009. This non-interest bearing advance is due on demand. The president owns more than 4.9% of the common stock at March 31, 2010.

The Company also owed the president $50,000 at March 31, 2010.  The $50,000 balance represents accruals of $10,000 per year for management services rendered during 1995, 1996, 1997, 1998, and 1999. In December 1999, the accruals were converted into a non-interest bearing convertible promissory note, convertible at a rate of $.05 per share at the option of the holder for a total of 1,000,000 shares of common stock. The principal amount was due December 31, 2009.

In 2005, the Company started accruing $1,500 interest expense on the 50,000 note per year. The accrued interest to the president was $7,875 and 7,500 at March 31, 2010 and December 31, 2009 respectively

KNICKERBOCKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE D – STOCKHOLDERS' EQUITY

On March 21, 2000, a 10,000 for 1 reverse split was made on the 261,200,000 shares of common stock issued and outstanding, resulting in 26,120 shares of common stock issued and outstanding. On April 15, 2000, 173,880 shares of common stock were issued at the stated par value of $0.001 per share for services rendered to the Company by officers/directors and an outside consultant, resulting in total common shares issued and outstanding of  200,000. On August 16, 2005, a 10 for 1 forward split was made on the 200,000 shares of common stock issued and outstanding.  The rounding of fractional shares resulted in 2,001,350 shares of common stock issued and outstanding at March 31, 2010.

NOTE E – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Net deferred tax assets consist of the following components from Inception on February 24 1987 to March 31, 2010:

2010
Deferred tax assets NOL Carryover	$142,436
Valuations Allowance	(142,436)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended March 31, 2010 due to the following:

On March 31, 2010, the Company had an operating loss carry forward of $142,436 that can be used as an offset against future taxable income. No tax benefit has been reported in the March 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE F – STOCK OPTION

On January 5, 2010 the Company issued a stock-option for consulting services to Millennium Group Inc., to purchase 1% of the Company’s common stock for $5,000 with non-dilution protection.  Millennium Group Inc. is owned by Jonathan Mork, son of the major shareholder.  Millennium Group has assisted the Company to organize and prepare for a possible merger or acquisition.

Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 0.01%, a contractual life of 2 years, a zero dividend rate, 0.41% risk free interest rate, strike price of $0.17 and the fair value of common stock of $0.01 per share as of January 5, 2010, the Company determined the allocated fair value of the option to be $0.

Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 0.01%, a contractual life of 2 years, a zero dividend rate, 0.41% risk free interest rate, strike price of $0.17 and the fair value of common stock of $0.01 per share as of March 31, 2010, the Company determined the allocated fair value of the option to be $0.

NOTE G - SUBSEQUENT EVENTS

An Agreement and Plan of Reorganization was signed on February 25, 2010. The parties are in the process of closing this transaction. The Registrant is acquiring all of the common stock of Inventive Goal International, a British Virgin Islands corporation (“Inventive.") This transaction is expected to close imminently. Pursuant to the transaction closing requirements, on May 7, 2010 the Company filed an amendment to its articles to change its name to China Fecui Guodian Group Limited and on May 12, 2010 filed an amendment to its articles to complete a 1 for 20 reverse split of its issued common stock. The May 12, 2010 amendment also authorized 5,000,000 shares of preferred stock and adjusted the authorized common stock to 495,00,000 shares. This March 31, 2010 10-Q has been filed under the Knickerbocker Capital Corporation name as this was the name of the company for the period ending March 31, 2010.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009, Knickerbocker did not receive any revenues from operations. General and administrative expenses for the three months ended March 31, 2010 and 2009 were $0 and $0, respectively, and $0 and $0 for the three months ended March 31, 2010 and 2009, respectively, resulting in a loss from operations of $375 and $0 for the three months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Knickerbocker does not expect to purchase any plant or significant equipment. Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements. For the three months ended March 31, 2010 and 2009, Knickerbocker did not pursue any investing or financing activities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2010.

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

As of March 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended March 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the period of January 1-March 31, 2010.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 13, 2010

Knickerbocker Capital Corp.
Registrant

By: /s/ Dempsey Mork
Dempsey Mork Chairman of the Board Chief Executive Officer